Form 10QSB
period 1996-09-30
CENTURY BANCORP INC /NC
filed 1997-02-03
CIK 1019055

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


                                  FORM 10-QSB


               [ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1996


                   [    ]  Transition Report Under Section 13
                           or 15(d) of the Exchange Act

          For the transition period ended
                                          ---------------------------

                  Commission File Number       000-21881
                                            ---------------------


                             CENTURY BANCORP, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


        NORTH CAROLINA                                          56-1981518
----------------------------------                      ------------------------
 (State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                           Identification Number)


                   22 WINSTON STREET, THOMASVILLE, NC  27360
--------------------------------------------------------------------------------
                    (Address of principal executive office)


                                (910) 475-4663
--------------------------------------------------------------------------------
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
    ---       ---

As of January 27, 1997, 407,330 shares of the issuer's common stock, no par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 11 pages.

                                                                     Page No.
                                                                     --------

Part 1.  FINANCIAL INFORMATION

Item 1 -  Financial Statements (Unaudited)

               Statements of Financial Condition
               September 30, 1996 and June 30, 1996.................       3

               Statements of Operations
               Three Months Ended September 30, 1996 and 1995.......       4

               Statements of Cash Flows
               Three Months Ended September 30, 1996 and 1995.......       5

               Notes to Financial Statements........................       6

Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.......................       8

Part II.  Other Information

               Item 6.  Exhibits and Reports on Form 8-K............      10

Part 1.  FINANCIAL INFORMATION
Item 1 - Financial Statements
-----------------------------


                         Home Savings, SSB (See Note B)
                       Statements of Financial Condition
================================================================================

                                                                    September 30,
                                                                        1996       June 30,
ASSETS                                                              (Unaudited)     1996 *
                                                                   --------------  --------
                                                                        (In Thousands)
Cash on hand and in banks                                                $ 2,026    $ 1,342
Interest-bearing balances in other banks                                   3,024      3,645
Investment securities available for sale, at fair value                   12,131     11,707
Investment securities held to maturity, at amortized cost                  6,055      6,857
Loans receivable, net                                                     56,345     55,193
Accrued interest receivable                                                  530        557
Premises and equipment, net                                                  737        748
Real estate acquired in settlement of loans                                  278        333
Stock in the Federal Home Loan Bank, at cost                                 614        614
Other assets                                                                 430        308
                                                                         -------    -------

                                                   TOTAL ASSETS          $82,170    $81,304
                                                                         =======    =======
LIABILITIES AND RETAINED EARNINGS

Deposit accounts                                                         $70,090    $69,669
Accrued interest payable                                                     123        116
Advance payments by borrowers for property taxes
 and insurance                                                                30        106
Accrued expenses and other liabilities                                       631        168
                                                                         -------    -------

                                              TOTAL LIABILITIES           70,874     70,059

Retained earnings, substantially restricted                               11,296     11,245
                                                                         -------    -------
                                          TOTAL LIABILITIES AND
                                              RETAINED EARNINGS          $82,170    $81,304
                                                                         =======    =======

* Derived from audited financial statements

See accompanying notes.

                         Home Savings, SSB (See Note B)
                      Statements of Operations (Unaudited)
================================================================================

                                                   Three Months Ended
                                                      September 30,
                                                  ---------------------
                                                   1996           1995
                                                  ------         ------
                                                      (In Thousands)
INTEREST INCOME
 Loans                                            $1,180         $1,129
 Investments and deposits in other banks             343            289
                                                  ------         ------
                        TOTAL INTEREST INCOME      1,523          1,418

INTEREST EXPENSE ON DEPOSIT ACCOUNTS                 880            879
                                                  ------         ------
                          NET INTEREST INCOME        643            539

PROVISION FOR LOAN LOSSES                              3             40
                                                  ------         ------
                    NET INTEREST INCOME AFTER
                    PROVISION FOR LOAN LOSSES        640            499
                                                  ------         ------
OTHER INCOME                                          18              7
                                                  ------         ------
GENERAL AND ADMINISTRATIVE EXPENSES
 Compensation and benefits                           134            126
 Occupancy                                            18             20
 Data processing expenses                             25             23
 Federal deposit insurance premiums                   39             27
 FDIC special assessment                             409              -
 Other                                                67             72
                                                  ------         ------
                            TOTAL GENERAL AND
                      ADMINISTRATIVE EXPENSES        692            268
                                                  ------         ------
                         INCOME (LOSS) BEFORE
                 INCOME TAX EXPENSE (BENEFIT)        (34)           238

INCOME TAX EXPENSE (BENEFIT)                         (12)            97
                                                  ------         ------
                            NET INCOME (LOSS)     $  (22)        $  141
                                                  ======         ======

See accompanying notes.

                         Home Savings, SSB (See Note B)
                      Statements of Cash Flows (Unaudited)
================================================================================

                                                          Three Months Ended
                                                             September 30,
                                                         ---------------------
                                                          1996           1995
                                                         ------         ------
                                                             (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                       $   (22)       $   141
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation                                                11              9
  Amortization, net                                           34             14
  Gain on sale of assets                                      (5)             -
  Provision for loan losses                                    3             40
  Deferred compensation                                        6              6
  Change in assets and liabilities
   Decrease in accrued interest receivable                    26             33
   Increase in other assets                                  (34)           (13)
   Increase in accrued interest payable                        7             22
   Increase in accrued expenses and other
     liabilities                                             393             61
                                                         -------        -------
                               NET CASH PROVIDED BY
                               OPERATING ACTIVITIES          419            313
                                                         -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of investment securities                       (1,717)        (1,600)
 Proceeds from maturities and calls of
  investment securities                                    2,177            500
 Net increase in loans                                    (1,147)          (192)
 Purchase of property and equipment                            -             (4)
 Proceeds from sale of real estate acquired in
  settlement of loans                                         55              -
                                                         -------        -------
                                   NET CASH USED BY
                               INVESTING ACTIVITIES         (632)        (1,296)
                                                         -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in demand accounts                1,089           (171)
 Net increase (decrease) in certificates of
  deposit                                                   (668)         2,912
 Decrease in advance payments by borrowers for
  taxes and insurance                                        (75)           (62)
 Stock conversion costs incurred                             (70)             -
                                                         -------        -------
                               NET CASH PROVIDED BY
                               FINANCING ACTIVITIES          276          2,679
                                                         -------        -------
                               NET INCREASE IN CASH
                               AND CASH EQUIVALENTS           63          1,696

CASH AND CASH EQUIVALENTS, BEGINNING                       4,987          5,614
                                                         -------        -------
                                      CASH AND CASH
                                EQUIVALENTS, ENDING      $ 5,050        $ 7,310
                                                         =======        =======

See accompanying notes.

                               Home Savings, SSB
                         Notes to Financial Statements
================================================================================

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended September 30, 1996 and 1995, in conformity with generally accepted accounting principles. The financial statements include the accounts of Home Savings, SSB ("Home Savings" or the "Bank"). Operating results for the three month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997.

The organization and business of the Bank, accounting policies followed by the Bank and other information are contained in the notes to the consolidated financial statements filed as part of Century Bancorp, Inc.'s registration statement on Form S-1. This quarterly report should be read in conjunction with such registration statement.


NOTE B - PLAN OF CONVERSION

On May 7, 1996, the Board of Directors of Home Savings, SSB unanimously adopted a Plan of Holding Company Conversion, which was subsequently amended and restated on July 18, 1996 and on October 2, 1996 (the "Plan"), whereby Home Savings would convert from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank and would become a wholly-owned subsidiary of a holding company (Century Bancorp, Inc.) formed in connection with the conversion. Century Bancorp, Inc. would issue common stock to be sold in the conversion and would use that portion of the net proceeds thereof, which it does not retain, to purchase the capital stock of Home Savings. The Plan was subject to approval by regulatory authorities and the members of Home Savings at a special meeting. At September 30, 1996, regulatory approval had not yet been received.

At the time of conversion, Home Savings established a liquidation account in an amount equal to its net worth as reflected in its latest balance sheet used in its final conversion prospectus. The liquidation account will be maintained for the benefit of eligible deposit account holders who continue to maintain their deposit accounts in Home Savings after conversion. Only in the event of a complete liquidation will each eligible deposit account holder be entitled to receive a liquidation distribution from the liquidation account in the amount of the then current adjusted subaccount balance for deposit accounts then held before any liquidation distribution may be made with respect to common stock. Dividends paid subsequent to the conversion cannot be paid from this liquidation account.

Home Savings may not declare or pay a cash dividend on or repurchase any of its common stock if its net worth would thereby be reduced below either the aggregate amount then required for the liquidation account or the minimum regulatory capital requirements imposed by federal and state regulations.

                               Home Savings, SSB
                         Notes to Financial Statements
================================================================================

NOTE B - PLAN OF CONVERSION (Continued)

Conversion costs of approximately $110,000 and $40,000 had been incurred and are included in prepaid expenses and other assets as of September 30, 1996 and June 30, 1996, respectively.

On December 20, 1996, Home Savings completed its conversion from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank. The conversion occurred through the sale of 407,330 shares of common stock (no par value) of Century Bancorp, Inc., a newly formed holding company. Total proceeds of $20,366,500 were reduced by conversion expenses of $861,791. Century Bancorp, Inc. paid $8,937,704 to Home Savings in exchange for the common stock of Home Savings issued in the conversion, and retained the balance of the net conversion proceeds. The transaction was recorded as an "as-if" pooling with assets and liabilities recorded at historical cost.


NOTE C - FDIC SPECIAL ASSESSMENT

On September 30, 1996, a comprehensive continuing appropriations bill which provided for a one-time assessment to recapitalize the SAIF was signed into law by the President. This special assessment, which was imposed on all SAIF-insured institutions, amounted to $409,000 for Home Savings and was charged against earnings during the quarter ended September 30, 1996. Net of an income tax benefit of $149,000, this special assessment decreased earnings by $260,000 during the quarter.


NOTE D - EMPLOYEE STOCK OWNERSHIP PLAN

In the mutual to stock conversion, the Home Savings, SSB Employee Stock Ownership Plan (the "ESOP") purchased 32,586 shares of the common stock of Century Bancorp, Inc. sold in the public offering at a total cost of $1,629,300. The ESOP executed a note payable to Century Bancorp, Inc. for the full price of the shares purchased.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

Comparison of Financial Condition at September 30, 1996 and June 30, 1996

Home Savings experienced moderate asset growth as total assets increased from $81.3 million at June 30, 1996 to $82.2 million at September 30, 1996. Loan demand during the quarter was relatively strong, as net loans receivable increased by $1.1 million from $55.2 million to $56.3 million. The principal source of funding for the increased loans was collection of principal from investments, which decreased from $22.8 million at June 30, 1996 to $21.8 million at September 30, 1996.

Deposits increased $421,000 during the quarter, from $69.7 million at June 30, 1996 to $70.1 million at September 30, 1996. Retained earnings totaled $11.3 million at September 30, 1996 as compared with $11.2 million at June 30, 1996, with the increase arising from an increase in the market value of available-for-sale investment securities. At September 30, 1996, Home Savings continued to substantially exceed all regulatory capital requirements.

Comparison of Results of Operations for the Three Months Ended September 30, 1996 and 1995

Net Income (Loss). Home Savings incurred a net loss of $22,000 during the quarter ended September 30, 1996 as compared with net income of $141,000 during the corresponding quarter of the prior year, a decrease of $163,000. The net loss for the quarter ended September 30, 1996 resulted from a special insurance assessment of $409,000 which was imposed on all SAIF-insured institutions by the FDIC to recapitalize the SAIF fund (see Note C). Net of an income tax benefit of $149,000, this special assessment decreased earnings by $260,000 during the quarter ended September 30, 1996. If Home Savings had not incurred the SAIF special assessment, its net income during the quarter ended September 30, 1996 would have been $238,000, an increase of $97,000 over its net income during the quarter ended September 30, 1995.

Net Interest Income. Net interest income increased to $640,000 during the quarter ended September 30, 1996 as compared with $499,000 during the first quarter of the previous year. This increase resulted from a $3.7 million increase in average interest-earning assets, which increase principally consisted of higher yielding loans receivable, and a reduction in the rate of interest paid on customer deposits, which declined from a weighted average rate of 5.33% during the quarter ended September 30, 1995 to a weighted average rate of 5.04% during the quarter ended September 30, 1996, reflecting general levels of interest rates during the respective quarters.

Provision for Loan Losses. The provision for loan losses was $3,000 and $40,000 for the quarters ended September 30, 1996 and 1995, respectively. The reduced provision during the quarter ended September 30, 1996 was due to a reduction in both net loan charge-offs and nonaccrual loans as compared with the corresponding quarter of the previous year. There were no loan charge-offs during the three months ended September 30, 1996 as compared with net charge-offs of $14,000 during the three months ended September 30, 1995, while nonaccrual loans decreased to $213,000 at September 30, 1996 from $288,000 at September 30, 1995.

Other Income. Other income increased to $18,000 during the three months ended September 30, 1996 from $7,000 during the corresponding period in 1995. This increase was principally due to a $9,000 gain from the sale of foreclosed real estate during the quarter ended September 30, 1996.

General and Administrative Expenses. Excluding the FDIC special insurance assessment described under "Net Income (Loss)" above, general and administrative expenses remained relatively stable, increasing to $283,000 during the quarter ended September 30, 1996 as compared with $268,000 during the quarter ended September 30, 1995. This increase generally tracked Home Savings' growth in assets, representing, on an annualized basis, 1.38% and 1.39% of average total assets during the respective quarters.

Liquidity and Capital Resources

The objective of Home Savings' liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for expansion. Liquidity management addresses Home Savings' ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.

Home Savings' primary sources of internally generated funds are principal and interest payments on loans receivable, cash flows generated from operations, and repayments of mortgage-backed securities. External sources of funds include increases in deposits and advances from the FHLB of Atlanta.

As a North Carolina-chartered savings bank, Home Savings must maintain liquid assets equal to at least 10% of assets. The computation of liquidity under North Carolina regulations allows the inclusion of mortgage-backed securities and investments with readily marketable value, including investments with maturities in excess of five years. Home Savings' liquidity ratio at September 30, 1996, as computed under North Carolina regulations, was approximately 28%. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

As a North Carolina-chartered savings bank, Home Savings is subject to the capital requirements of the Federal Deposit Insurance Corporation ("FDIC") and the North Carolina Administrator of Savings Institutions ("N. C. Administrator"). The FDIC requires state-chartered savings banks to have a minimum leverage ratio of Tier I capital (principally consisting of common shareholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain intangible assets) to total assets of at least 3%; provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and
(ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the state minimum. The FDIC also requires Home Savings to have a ratio of total capital to risk-weighted assets of at least 8%, of which at least 4% must be comprised of Tier I capital. The N. C. Administrator requires a net worth equal to at least 5% of total assets. At September 30, 1996, Home Savings exceeded the capital requirements of both the FDIC and the N. C. Administrator.

Part II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

               (27)  Financial data schedule

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed by the Bank during the quarter ended September 30, 1996.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           CENTURY BANCORP, INC.


Date:   January 27, 1997                   By:   /s/ James G. Hudson, Jr.
                                                 -----------------------------
                                                 James G. Hudson, Jr.
                                                 Chief Executive Officer



Date:   January 27, 1997                   By:  /s/ Drema A. Michael
                                                ------------------------------
                                                Drema A. Michael
                                                Chief Financial Officer