Form 10QSB
period 1996-12-31
CENTURY BANCORP INC /NC
filed 1997-02-14
CIK 1019055

                 U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                  FORM 10-QSB


                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996


                   [  ]  Transition Report Under Section 13
                         or 15(d) of the Exchange Act

           For the transition period ended _________________________


                    COMMISSION FILE NUMBER       000-21881
                                            ---------------------


                             CENTURY BANCORP, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


            NORTH CAROLINA                                 56-1981518
-------------------------------------            -------------------------------
   (State or other jurisdiction of                        (IRS Employer
   incorporation or organization)                    Identification Number)


                   22 WINSTON STREET, THOMASVILLE, NC  27360
--------------------------------------------------------------------------------
                    (Address of principal executive office)


                                (910) 475-4663
--------------------------------------------------------------------------------
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  YES   X
                                                                        -----
No __________

As of February 10, 1997, 407,330 shares of the issuer's common stock, no par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 12 pages.

                                                                                                      Page No.
                                                                                                      --------
PART 1.   FINANCIAL INFORMATION

ITEM 1 -  FINANCIAL STATEMENTS (UNAUDITED)

               Consolidated Statements of Financial Condition
               December 31, 1996 and June 30, 1996..................................................   3

               Consolidated Statements of Operations
               Three Months and Six Months Ended December 31, 1996 and 1995.........................   4

               Consolidated Statements of Cash Flows
               Six Months Ended December 31, 1996 and 1995..........................................   5

               Notes to Consolidated Financial Statements...........................................   6

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS        8

PART II.  OTHER INFORMATION

               Item 6.  Exhibits and Reports on Form 8-K............................................  11

PART 1.  FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
-----------------------------


                     CENTURY BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
================================================================================

                                                                            December 31,
                                                                               1996       June 30,
ASSETS                                                                      (Unaudited)    1996 *
                                                                            -----------   --------
                                                                                (In Thousands)
Cash on hand and in banks                                                      $   846     $ 1,342
Interest-bearing balances in other banks                                        17,248       3,645
Investment securities available for sale, at fair value                         12,531      11,707
Investment securities held to maturity, at amortized cost                        7,756       6,857
Loans receivable, net                                                           57,490      55,193
Accrued interest receivable                                                        538         557
Premises and equipment, net                                                        732         748
Real estate acquired in settlement of loans                                        278         333
Stock in the Federal Home Loan Bank, at cost                                       614         614
Other assets                                                                        82         308
                                                                               -------     -------
                                                            TOTAL ASSETS       $98,115     $81,304
                                                                               =======     =======
LIABILITIES AND RETAINED EARNINGS

LIABILITIES
 Deposit accounts                                                              $68,179     $69,669
 Accrued interest payable                                                          128         116
 Advance payments by borrowers for property taxes and insurance                     62         106
 Accrued expenses and other liabilities                                            215         168
                                                                               -------     -------
                                                       TOTAL LIABILITIES        68,584      70,059
                                                                               -------     -------
STOCKHOLDERS' EQUITY
 Preferred stock, no par value, 5,000,000 shares
  authorized, no shares issued and outstanding                                       -           -
 Common stock, 20,000,000 shares authorized; 407,330                            19,505           -
  shares issued and outstanding at December 31, 1996..                          11,655      11,245
 Retained earnings, substantially restricted                                    (1,629)          -
 ESOP loan receivable                                                          -------     -------
                                                                                29,531      11,245
                                              TOTAL STOCKHOLDERS' EQUITY       -------     -------

                                                   TOTAL LIABILITIES AND        98,115     $81,304
                                                    STOCKHOLDERS' EQUITY        ======     =======

* Derived from audited financial statements

See accompanying notes.

                      CENTURY BANCORP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
================================================================================

                                                    Three Months Ended       Six Months Ended
                                                       December 31,            December 31,
                                                  ----------------------   ---------------------
                                                     1996       1995         1996        1995
                                                  ---------- -----------   ---------- ----------
                                                                   (In Thousands)
INTEREST INCOME
  Loans                                           $1,158     $1,177        $2,338     $2,306
  Investments and deposits in other banks            384        307           727        596
                                                  ------     ------        ------     ------
                      TOTAL INTEREST INCOME        1,542      1,484         3,065      2,902
INTEREST EXPENSE ON DEPOSIT
 ACCOUNTS                                            920        900         1,800      1,779
                                                  ------     ------        ------     ------
                        NET INTEREST INCOME          622        584         1,265      1,123
PROVISION FOR LOAN LOSSES                              5         45             8         85
                                                  ------     ------        ------     ------
                  NET INTEREST INCOME AFTER
                  PROVISION FOR LOAN LOSSES          617        539         1,257      1,038
                                                  ------     ------        ------     ------
OTHER INCOME                                           -          7            18         14
                                                  ------     ------        ------     ------
GENERAL AND ADMINISTRATIVE
 EXPENSES
  Compensation and benefits                          167        144           301        270
  Occupancy                                           21         18            39         38
  Data processing expenses                            24         21            49         44
  Federal deposit insurance premiums                  11         33            50         60
  FDIC special assessment                              -          -           409          -
  Other expenses                                      14         31            81        103
                                                  ------     ------        ------     ------
                          TOTAL GENERAL AND
                    ADMINISTRATIVE EXPENSES          237        247           929        515
                                                  ------     ------        ------     ------
                 INCOME BEFORE INCOME TAXES          380        299           346        537
PROVISION FOR INCOME TAXES                           124        120           112        217
                                                  ------     ------        ------     ------
                                 NET INCOME       $  256     $  179        $  234     $  320
                                                  ======     ======        ======     ======

See accompanying notes.

                      CENTURY BANCORP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
================================================================================

                                                                     Six Months Ended
                                                                         December,
                                                                    -------------------
                                                                      1996       1995
                                                                    ---------  --------
                                                                      (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                          $   234   $   320
 Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation                                                           23        20
   Amortization, net                                                      27        17
   (Gain) loss on sale of assets                                           8        (5)
   Provision for loan losses                                               8        85
   Deferred compensation                                                  11        12
   Change in assets and liabilities
    (Increase) decrease in accrued interest receivable                    19       (22)
    Decrease in other assets                                              72        34
    Increase in accrued interest payable                                  12         3
    Increase in accrued expenses and other liabilities                    37        14
                                                                     -------   -------
                                              NET CASH PROVIDED BY
                                              OPERATING ACTIVITIES       451       478
                                                                     -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of investment securities                                   (5,148)   (3,215)
 Proceeds from maturities and calls of investment securities           3,678     1,912
 Net increase in loans                                                (2,305)     (604)
 Purchase of property and equipment                                       (7)      (34)
 Proceeds from sale of equipment                                           -         5
 Proceeds from sale of real estate acquired in settlement of loans        55        30
                                                                     -------   -------
                                                  NET CASH USED BY
                                              INVESTING ACTIVITIES    (3,727)   (1,906)
                                                                     -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net decrease in demand accounts                                        (157)     (272)
 Net increase (decrease) in certificates of deposit                   (1,333)    3,494
 Decrease in advance payments by borrowers for taxes and insurance       (43)      (34)
 Net proceeds from issuance of common stock                           19,505         -
 Decrease in stock conversion costs                                       40         -
 Increase in ESOP loan receivable                                     (1,629)        -
                                                                     -------   -------
                                              NET CASH PROVIDED BY
                                              FINANCING ACTIVITIES    16,383     3,188
                                                                     -------   -------
                                              NET INCREASE IN CASH
                                              AND CASH EQUIVALENTS    13,107     1,760
CASH AND CASH EQUIVALENTS, BEGINNING                                   4,987     5,614
                                                                     -------   -------
                                                     CASH AND CASH
                                               EQUIVALENTS, ENDING   $18,094   $ 7,374
                                                                     =======   =======

See accompanying notes.

                     CENTURY BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles. The financial statements include the accounts of Century Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Home Savings, Inc., SSB ("Home Savings" or the "Bank"). Operating results for the three and six month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company's registration statement on Form S-1. This quarterly report should be read in conjunction with such registration statement.


NOTE B - PLAN OF CONVERSION

On May 7, 1996, the Board of Directors of Home Savings, SSB unanimously adopted a Plan of Holding Company Conversion, which was subsequently amended and restated on July 18, 1996 and on October 2, 1996 (the "Plan"), whereby Home Savings converted from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank and became a wholly-owned subsidiary of Century Bancorp, Inc., which was formed in connection with the conversion. Century Bancorp, Inc. issued common stock in the conversion and used a portion of the net proceeds thereof to purchase the capital stock of Home Savings. The Plan was approved by regulatory authorities and the members of Home Savings at a special meeting.

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

                     CENTURY BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE B - PLAN OF CONVERSION (CONTINUED)

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


NOTE E - NET INCOME PER SHARE

Net income per share for the period from the closing of the Company's stock offering (December 20, 1996) through December 31, 1996 was $.12 and was computed based on consolidated net income during that period divided by the weighted average number of shares outstanding during that period (374,744 shares).

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------


COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1996 AND JUNE 30, 1996

Principally as a result of net proceeds of $19.5 million received on December 20, 1996 from issuance of the Company's common stock, consolidated total assets increased by $16.8 million, from $81.3 million at June 30, 1996 to $98.1 million at December 31, 1996. Funds generated from the stock sale were used principally to acquire liquid investments, with interest-bearing balances in other banks and investment securities increasing by $13.6 million and $1.7 million, respectively, since the beginning of the current year. Loan demand has also been relatively strong, however, with net loans receivable increasing by $2.3 million from $55.2 million to $57.5 million during the six months. Customer deposit accounts declined by $1.5 million during the six months, with substantially all of the decrease resulting from deposit withdrawals by customers who used the funds thus provided to purchase shares of the Company's common stock.

Total stockholders' equity was $29.5 million at December 31 as compared with $11.2 million at June 30. The Company and its bank subsidiary substantially exceeded all regulatory capital requirements.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

Net Income. Consolidated net income during the quarter ended December 31, 1996 was $256,000 as compared with net income of $179,000 for the quarter ended December 31, 1995. The increase is attributable to the higher level of interest-earning assets during the current quarter as a result of investment of proceeds from issuance of the Company's common stock, and to reduced provisions for loan losses and income taxes as compared with the comparable quarter for the prior year.

Net Interest Income. Net interest income was $622,000 during the quarter ended December 31, 1996 as compared with $584,000 during the second quarter of the previous year, an increase of $38,000. This increase resulted from a combination of an increase in average interest-earning assets of $7.9 million, which increase consisted principally of interest-bearing deposits in other banks, and a reduction in the rate of interest paid on customer deposits, which declined from a weighted average rate of 5.35% during the quarter ended December 31, 1995 to a weighted average rate of 5.24% during the quarter ended December 31, 1996, tracking the general levels of interest rates during the respective quarters.

Provision for Loan Losses. The provision for loan losses was $5,000 and $45,000 for the quarters ended December 31, 1996 and 1995, respectively. Management believes that the provision for loan losses and the resulting loan loss allowance at December 31, 1996 will be adequate to absorb losses on existing loans. There were no loan charge-offs during the three months ended December 31, 1996 as compared with net charge-offs of $27,000 during the three months ended December 31, 1995. Nonaccrual loans aggregated $176,000 at December 31, 1996.

General and Administrative Expenses. General and administrative expenses decreased to $237,000 during the quarter ended December 31, 1996 as compared with $247,000 during the quarter ended December 31, 1995. Increased costs incurred for compensation and benefits were offset by a significant reduction in deposit insurance premiums as reduced rates became effective at the beginning of the quarter, and by a reduction in other expenses.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, decreased from 40% to 33%, primarily because of a reduction in the provision for state income taxes arising from the higher level of interest income earned from federal government sources which is not subject to state taxation.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995

Net Income. The Company earned consolidated net income of $234,000 during the six months ended December 31, 1996 as compared with net income of $320,000 during the corresponding period of the prior year, a decrease of $86,000. The decrease resulted from a special insurance assessment imposed on all SAIF-insured institutions by the FDIC to recapitalize the SAIF fund. Home Savings' assessment was $409,000. Net of an income tax benefit of $149,000, this special assessment decreased earnings during the period by $260,000. If this special assessment had not been incurred, net income during the six months ended December 31, 1996 would have been $494,000.

Net Interest Income. Net interest income increased to $1,265,000 during the six months ended December 31, 1996 as compared with $1,123,000 during the first six months of the previous year. This increase resulted from a combination of an increase in average interest-earning assets of $6.3 million, which increase consisted principally of interest-bearing deposits in other banks, and a reduction in the rate of interest paid on customer deposits, which declined from a weighted average rate of 5.35% during the six months ended December 31, 1995 to a weighted average rate of 5.14% during the six months ended December 31, 1996, tracking the general levels of interest rates during the respective periods.

Provision for Loan Losses. The provision for loan losses was $8,000 and $85,000 for the six months ended December 31, 1996 and 1995, respectively. Management believes that the provision for loan losses and the resulting loan loss allowance at December 31, 1996 will be adequate to absorb losses on existing loans. There were no loan charge-offs during the six months ended December 31, 1996 as compared with net charge-offs of $41,000 during the six months ended December 31, 1995.

General and Administrative Expenses. Exclusive of the FDIC special insurance assessment explained under the caption "Net Income," general and administrative expenses remained, in the aggregate, relatively stable, increasing to $520,000 during the six months ended December 31, 1996 as compared with $515,000 during the six months ended December 31, 1995.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, decreased from 40% to 32%, primarily because of a reduction in the provision for state income taxes arising from the higher level of interest income earned from federal government sources which is not subject to state taxation.


LIQUIDITY AND CAPITAL RESOURCES

The objective of the Company's liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for expansion. Liquidity management addresses Home Savings' ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.

Home Savings' primary sources of internally generated funds are principal and interest payments on loans receivable, cash flows generated from operations, and repayments of mortgage-backed securities. External sources of funds include increases in deposits and advances from the FHLB of Atlanta.

As a North Carolina-chartered savings bank, Home Savings must maintain liquid assets equal to at least 10% of assets. The computation of liquidity under North Carolina regulations allows the inclusion of mortgage-backed securities and investments with readily marketable value, including investments with maturities in excess of five years. Home Savings' liquidity ratio at December 31, 1996, as computed under North Carolina regulations, was approximately 37%. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

As a North Carolina-chartered savings bank, Home Savings is subject to the capital requirements of the Federal Deposit Insurance Corporation ("FDIC") and the North Carolina Administrator of Savings Institutions ("N. C. Administrator"). The FDIC requires state-chartered savings banks to have a minimum leverage ratio of Tier I capital (principally consisting of common shareholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain intangible assets) to total assets of at least 3%; provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and
(ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the state minimum. The FDIC also requires Home Savings to have a ratio of total capital to risk-weighted assets of at least 8%, of which at least 4% must be comprised of Tier I capital. The N. C. Administrator requires a net worth equal to at least 5% of total assets. At December 31, 1996, Home Savings exceeded the capital requirements of both the FDIC and the N. C. Administrator.

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.

               (27)  Financial data schedule

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   CENTURY BANCORP, INC.


Date:   February 10, 1997          By: /s/ James G. Hudson, Jr.
                                       ---------------------------------------
                                       James G. Hudson, Jr.
                                       Chief Executive Officer



Date:   February 10, 1997          By: /s/ Drema A. Michael
                                       ---------------------------------------
                                       Drema A. Michael
                                       Chief Financial Officer