Form 10QSB
period 1997-03-31
CENTURY BANCORP INC /NC
filed 1997-05-08
CIK 1019055

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                                  FORM 10-QSB


               [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


                   [ ]  Transition Report Under Section 13
                          or 15(d) of the Exchange Act

          For the transition period ended
                                            ---------------------

                  COMMISSION FILE NUMBER          000-21881
                                            ---------------------


                             CENTURY BANCORP, INC
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


        NORTH CAROLINA                                          56-1981518
 -------------------------------                          ---------------------
 (State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                           Identification Number)


                   22 WINSTON STREET, THOMASVILLE, NC  27360
                   -----------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)


                                 (910) 475-4663
                          ---------------------------
                          (ISSUER'S TELEPHONE NUMBER)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  x    No
   ----      ----


As of May 5, 1997, 407,330 shares of the issuer's common stock, no par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 12 pages.

                                                                            Page No.
                                                                            --------
PART 1.   FINANCIAL INFORMATION

ITEM 1 -  FINANCIAL STATEMENTS (UNAUDITED)

             Consolidated Statements of Financial Condition
             March 31, 1997 and June 30, 1996..............................    3

             Consolidated Statements of Operations
             Three Months and Nine Months Ended March 31, 1997 and 1996....    4

             Consolidated Statements of Cash Flows
             Nine Months Ended March 31, 1997 and 1996.....................    5

             Notes to Consolidated Financial Statements....................    6

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.......................................     8

PART II.  OTHER INFORMATION

             Item 6.  Exhibits and Reports on Form 8-K.....................   11


PART 1.  FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
-----------------------------


                      CENTURY BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                                         March 31,
                                                                                                           1997      June 30,
ASSETS                                                                                                  (UNAUDITED)   1996 *
                                                                                                        -----------  --------
                                                                                                           (In Thousands)
Cash on hand and in banks                                                                                  $ 1,353    $ 1,342
Interest-bearing balances in other banks                                                                     4,975      3,645
Investment securities available for sale, at fair value                                                     22,064     11,707
Investment securities held to maturity, at amortized cost                                                   10,058      6,857
Loans receivable, net                                                                                       59,077     55,193
Accrued interest receivable                                                                                    731        557
Premises and equipment, net                                                                                    721        748
Real estate acquired in settlement of loans                                                                    128        333
Stock in the Federal Home Loan Bank, at cost                                                                   587        614
Other assets                                                                                                   254        308
                                                                                                           -------    -------
                                                                                TOTAL ASSETS               $99,948    $81,304
                                                                                                           =======    =======
LIABILITIES AND RETAINED EARNINGS

LIABILITIES
 Deposit accounts                                                                                          $69,489    $69,669
 Accrued interest payable                                                                                       90        116
 Advance payments by borrowers for property taxes and insurance                                                103        106
 Accrued expenses and other liabilities                                                                        346        168
                                                                                                           -------    -------
                                                                            TOTAL LIABILITIES               70,028     70,059
                                                                                                           -------    -------
STOCKHOLDERS' EQUITY
 Preferred stock, no par value, 5,000,000 shares
  authorized, no shares issued and outstanding                                                                   -          -
 Common stock, 20,000,000 shares authorized; 407,330
  shares issued and outstanding at March 31, 1997                                                           19,505          -
 Retained earnings, substantially restricted                                                                12,031     11,245
 ESOP loan receivable                                                                                       (1,616)         -
                                                                                                           -------    -------
                                                                     TOTAL STOCKHOLDERS' EQUITY             29,920     11,245
                                                                                                           -------    -------
                                                                          TOTAL LIABILITIES AND
                                                                           STOCKHOLDERS' EQUITY            $99,948    $81,304
                                                                                                           =======    =======

* Derived from audited financial statements
See accompanying notes.

                      CENTURY BANCORP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                   Three Months               Nine Months
                                                  Ended March 31,           Ended March 31,
                                                  ---------------           ---------------
                                                   1997     1996             1997    1996
                                                  -------  ------           ------  -------
                                                               (In Thousands)
INTEREST INCOME
  Loans                                            $1,214  $1,142           $3,552  $3,448
  Investments and deposits in other banks             642     339            1,369     935
                                                   ------  ------           ------  ------
                      TOTAL INTEREST INCOME         1,856   1,481            4,921   4,383

INTEREST EXPENSE ON DEPOSIT
 ACCOUNTS                                             916     882            2,716   2,661
                                                   ------  ------           ------  ------
                         NET INTEREST INCOME          940     599            2,205   1,722

PROVISION FOR LOAN LOSSES                               4      45               12     130
                                                   ------  ------           ------  ------
                   NET INTEREST INCOME AFTER
                   PROVISION FOR LOAN LOSSES          936     554            2,193   1,592
                                                   ------  ------           ------  ------
OTHER INCOME                                           13      28               31      42
                                                   ------  ------           ------  ------

GENERAL AND ADMINISTRATIVE
 EXPENSES
  Compensation and benefits                           164     155              465     425
  Occupancy                                            21      21               60      59
  Data processing expenses                             28      24               77      68
  Federal deposit insurance premiums                    4      51               54     111
  FDIC special assessment                               -       -              409       -
  Provision for loss on foreclosed real estate          -      80                -      80
  Other expenses                                       67      68              148     171
                                                   ------  ------           ------  ------

                           TOTAL GENERAL AND
                     ADMINISTRATIVE EXPENSES          284     399            1,213     914
                                                   ------  ------           ------  ------

                  INCOME BEFORE INCOME TAXES          665     183            1,011     720

   PROVISION FOR INCOME TAXES                         226      25              338     242
                                                   ------  ------           ------  ------
                                  NET INCOME       $  439  $  158           $  673  $  478
                                                   ======  ======           ======  ======

 See accompanying notes.

              CENTURY BANCORP, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                          Nine Months
                                                                                        Ended March 31,
                                                                                        ----------------
                                                                                         1997     1996
                                                                                        -------  -------
                                                                                         (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                            $   673   $   478
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation                                                                              34        31
  Amortization, net                                                                         17        14
  Deferred income taxes                                                                      -       (37)
  (Gain) loss on sale of assets                                                             15        (3)
  Provision for loan losses                                                                 12       130
  Provision for loss on foreclosed real estate                                               -        80
  Deferred compensation                                                                     17        17
  Change in assets and liabilities
   (Increase) decrease in accrued interest receivable                                     (174)       13
   Increase in other assets                                                                (61)      (14)
   Decrease in accrued interest payable                                                    (26)      (10)
   Increase (decrease) in accrued expenses and other liabilities                           162       (41)
                                                                                      --------   -------
                                                    NET CASH PROVIDED BY
                                                     OPERATING ACTIVITIES                  669       658
                                                                                      --------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of investment securities                                                    (17,773)   (6,687)
 Proceeds from sales, maturities and calls of investment securities                      4,404     4,072
 Net increase in loans                                                                  (3,896)     (254)
 Purchase of property and equipment                                                         (7)      (34)
 Proceeds from sale of equipment                                                             -         5
 Proceeds from sale of real estate acquired in settlement of loans                         198        59
                                                                                      --------   -------
                                                        NET CASH USED BY
                                                    INVESTING ACTIVITIES               (17,074)   (2,839)
                                                                                      --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in demand accounts                                                         1,005       446
 Net increase (decrease) in certificates of deposit                                     (1,185)    4,013
 Decrease in advance payments by borrowers for taxes and insurance                          (3)      (19)
 Net proceeds from issuance of common stock                                             19,505         -
 Decrease in stock conversion costs                                                         40         -
 Increase in ESOP loan receivable                                                       (1,616)        -
                                                                                      --------   -------
                                                    NET CASH PROVIDED BY
                                                    FINANCING ACTIVITIES                17,746     4,440
                                                                                      --------   -------
                                                    NET INCREASE IN CASH
                                                    AND CASH EQUIVALENTS                 1,341     2,259
CASH AND CASH EQUIVALENTS, BEGINNING                                                     4,987     5,614
                                                                                      --------   -------
                                                           CASH AND CASH
                                                     EQUIVALENTS, ENDING              $  6,328   $ 7,873
                                                                                      ========   =======

See accompanying notes.

                      CENTURY BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended March 31, 1997 and 1996, in conformity with generally accepted accounting principles. The financial statements include the accounts of Century Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Home Savings, Inc., SSB ("Home Savings" or the "Bank"). Operating results for the three and nine month periods ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997.

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


NOTE E - NET INCOME PER SHARE

Net income per share for the period from the closing of the Company's stock offering (December 20, 1996) through March 31, 1997 was $1.29 and was computed based on consolidated net income during that period divided by the weighted average number of shares outstanding during that period (374,744 shares). Net income per share for the quarter ended March 31, 1997 was $1.17 and was computed using the weighted average number of shares outstanding (374,744 shares) during the quarter.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1997 AND JUNE 30, 1996

Principally as a result of net proceeds of $19.5 million received on December 20, 1996 from issuance of the Company's common stock, consolidated total assets increased by $18.6 million, from $81.3 million at June 30, 1996 to $99.9 million at March 31, 1997. Funds generated from the stock sale were used principally to acquire investments, with investment securities increasing by $14.6 million since the beginning of the current year. Loan demand has also been relatively strong, however, with net loans receivable increasing by $3.9 million from $55.2 million to $59.1 million during the nine months. Customer deposit accounts declined slightly during the nine months as a result of deposit withdrawals by customers who used the funds thus provided to purchase shares of the Company's common stock.

Total stockholders' equity was $29.9 million at March 31, 1997 as compared with $11.2 million at June 30, 1996. The Company and its bank subsidiary substantially exceeded all regulatory capital requirements.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Net Income. Consolidated net income during the quarter ended March 31, 1997 was $439,000 as compared with net income of $158,000 for the quarter ended March 31, 1996. The increase is principally attributable to the higher level of interest-earning assets during the current quarter as a result of investment of proceeds from issuance of the Company's common stock, and to reduced provisions for losses on loans and foreclosed real estate as compared with the comparable quarter for the prior year.

Net Interest Income. Net interest income was $940,000 during the quarter ended March 31, 1997 as compared with $599,000 during the third quarter of the previous fiscal year, an increase of $341,000. This increase resulted almost entirely from an increase in average interest-earning assets attributable to loan growth and to investment of proceeds from the sale of the Company's common stock. Average investment and loan balances were $15 million and $4.2 million, respectively, higher during the current quarter than during the corresponding quarter of the previous fiscal year.

Provision for Loan Losses. The provision for loan losses was $4,000 and $45,000 for the quarters ended March 31, 1997 and 1996, respectively. Management believes that the provision for loan losses and the resulting loan loss allowance at March 31, 1997 will be adequate to absorb losses on existing loans. There were no loan charge-offs during the three months ended March 31, 1997 as compared with net recoveries of loans previously charged off of $10,000 during the three months ended March 31, 1996. Nonaccrual loans aggregated $263,000 at March 31, 1997.

General and Administrative Expenses. General and administrative expenses decreased to $284,000 during the quarter ended March 31, 1997 as compared with $399,000 during the quarter ended March 31, 1996, a decrease of $115,000. Deposit insurance costs decreased by $47,000 as reduced rates were effective throughout the quarter. During the quarter ended March 31, 1996, the Company recorded a provision of $80,000 for losses on real estate acquired through foreclosure. No such provision has been made during the current quarter.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 34% and 14%, respectively, during the quarters ended March 31, 1997 and 1996. During the quarter ended March 31, 1996, the Company's anticipated rate of tax for the year ended June 30, 1996 was revised downward, with a corresponding decrease in the provision for income tax during that quarter.


COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND 1996

Net Income. The Company earned consolidated net income of $673,000 during the nine months ended March 31, 1997 as compared with net income of $478,000 during the corresponding period of the prior year, an increase of $195,000. The increase resulted from increased interest income earned from investment of proceeds from the sale of the Company's common stock, and would have been a larger increase were it not for a special insurance assessment imposed on all SAIF-insured institutions by the FDIC to recapitalize the SAIF fund. Home Savings' assessment was $409,000. Net of an income tax benefit of $149,000, this special assessment decreased earnings during the period by $260,000. If this special assessment had not been incurred, net income during the nine months ended March 31, 1997 would have been $933,000.

Net Interest Income. Net interest income increased to $2,205,000 during the nine months ended March 31, 1997 as compared with $1,722,000 during the first nine months of the previous year. This increase resulted from increases of $7 million and $3 million, respectively, in the average balances of loans receivable and investments during the current fiscal year to date.

Provision for Loan Losses. The provision for loan losses was $12,000 and $130,000 for the nine months ended March 31, 1997 and 1996, respectively. Management believes that the provision for loan losses and the resulting loan loss allowance at March 31, 1997 will be adequate to absorb losses on existing loans. There were no loan charge-offs during the nine months ended March 31, 1997 as compared with net charge-offs of $31,000 during the nine months ended March 31, 1996.

General and Administrative Expenses. Exclusive of the FDIC special insurance assessment explained under the caption "Net Income," general and administrative expenses declined by $110,000 from $914,000 during the nine months ended March 31, 1996 to $804,000 during the nine months ended March 31, 1997. The decrease relates principally to the reduced rate of federal deposit insurance and to the decrease in the provision for loss on foreclosed real estate.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 33.4% and 33.6% for the nine months ended March 31, 1997 and 1996, respectively.


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

As a North Carolina-chartered savings bank, Home Savings must maintain liquid assets equal to at least 10% of assets. The computation of liquidity under North Carolina regulations allows the inclusion of mortgage-backed securities and investments with readily marketable value, including investments with maturities in excess of five years. Home Savings' liquidity ratio at March 31, 1997, as computed under North Carolina regulations, was approximately 32%. On a consolidated basis, liquid assets represented 38% of total assets. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

As a North Carolina-chartered savings bank, Home Savings is subject to the capital requirements of the Federal Deposit Insurance Corporation ("FDIC") and the North Carolina Administrator of Savings Institutions ("N. C. Administrator"). The FDIC requires state-chartered savings banks to have a minimum leverage ratio of Tier I capital (principally consisting of common shareholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain intangible assets) to total assets of at least 3%; provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and
(ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the state minimum. The FDIC also requires Home Savings to have a ratio of total capital to risk-weighted assets of at least 8%, of which at least 4% must be comprised of Tier I capital. The N. C. Administrator requires a net worth equal to at least 5% of total assets. At March 31, 1997, Home Savings exceeded the capital requirements of both the FDIC and the N. C. Administrator.

PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

              (27)  Financial data schedule

         (b)  Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              CENTURY BANCORP, INC.


Date:   May 5, 1997           By: /s/ James G. Hudson, Jr.
                                  ------------------------
                                  James G. Hudson, Jr.
                                  Chief Executive Officer



Date:   May 5, 1997           By: /s/ Drema A. Michael
                                  --------------------
                                  Drema A. Michael
                                  Chief Financial Officer