Form 10QSB
period 1997-09-30
CENTURY BANCORP INC /NC
filed 1997-11-12
CIK 1019055

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


                                  FORM 10-QSB


               [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


                    [_]  Transition Report Under Section 13
                         or 15(d) of the Exchange Act

              For the transition period ended
                                              -------------

                    COMMISSION FILE NUMBER       000-21881
                                                 ---------

                             CENTURY BANCORP, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


              North Carolina                              56-1981518
     -------------------------------                 ----------------------
     (State or other jurisdiction of                     (IRS Employer
     incorporation or organization)                  Identification Number)


                   22 WINSTON STREET, THOMASVILLE, NC  27360
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

As of November 6, 1997, 407,330 shares of the issuer's common stock, no par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 11 pages.


                                                                                    Page No.
                                                                                    --------

Part I.   FINANCIAL INFORMATION

Item 1 -  FINANCIAL STATEMENTS (UNAUDITED)

          Consolidated Statements of Financial Condition
          September 30, 1997 and June 30, 1997......................................  3

          Consolidated Statements of Operations
          Three Months Ended September 30, 1997 and 1996............................  4

          Consolidated Statements of Cash Flows
          Three Months Ended September 30, 1997 and 1996............................  5

           Notes to Consolidated Financial Statements...............................  6

Item 2 -  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.................................................  8

Part II.  OTHER INFORMATIOn

          Item 6.  Exhibits and Reports on Form 8-K................................. 11

Part 1.  FINANCIAL INFORMATION
Item 1 - FINANCIAL STATEMENTS


                     CENTURY BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                               September 30,
                                                                                                    1997        June 30,
ASSETS                                                                                          (Unaudited)      1997 *
                                                                                               -------------    --------
                                                                                                     (In Thousands)
Cash on hand and in banks                                                                       $  1,691      $  1,369
Interest-bearing balances in other banks                                                           1,548         2,788
Investment securities available for sale, at fair value                                           19,559        20,745
Investment securities held to maturity, at amortized cost                                         11,310        11,060
Loans receivable, net                                                                             64,606        62,333
Accrued interest receivable                                                                          719           840
Premises and equipment, net                                                                          718           709
Real estate acquired in settlement of loans                                                           47            53
Stock in the Federal Home Loan Bank, at cost                                                         587           587
Other assets                                                                                         152           156
                                                                                                --------      --------

                                                          TOTAL ASSETS                          $100,937      $100,640
                                                                                                ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposit accounts                                                                           $ 69,736      $ 69,699
     Accrued interest payable                                                                        120           108
     Advance payments by borrowers for property taxes and insurance                                   30           126
     Accrued expenses and other liabilities                                                          479           404
                                                                                                --------      --------

                                                          TOTAL LIABILITIES                       70,365        70,337
                                                                                                --------      --------

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding           -             -
Common stock, 20,000,000 shares authorized; 407,330 shares issued and outstanding                 19,473        19,467
     ESOP loan receivable                                                                         (1,571)       (1,585)
     Retained earnings, substantially restricted                                                  12,346        12,137
     Unrealized holding gains                                                                        324           284
                                                                                                --------      --------
                                                          TOTAL STOCKHOLDERS' EQUITY              30,572        30,303
                                                                                                --------      --------

                                                          TOTAL LIABILITIES AND
                                                          STOCKHOLDERS' EQUITY                  $100,937      $100,640
                                                                                                ========      ========

* Derived from audited financial statements

See accompanying notes.

                     CENTURY BANCORP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                       Three Months Ended
                                                                          September 30,
                                                                     -----------------------
                                                                        1997           1996
                                                                     --------         ------
                                                                          (In Thousands,
                                                                      Except Per Share Data)
INTEREST INCOME
     Loans                                                            $1,300         $1,180
     Investments and deposits in other banks                             528            343
                                                                      ------         ------
                                              TOTAL INTEREST INCOME    1,828          1,523


INTEREST EXPENSE ON DEPOSIT ACCOUNTS                                     897            880
                                                                      ------         ------

NET INTEREST INCOME                                                      931            643

PROVISION FOR LOAN LOSSES                                                  5              3
                                                                      ------         ------
                                          NET INTEREST INCOME AFTER
                                          PROVISION FOR LOAN LOSSES      926            640
                                                                      ------         ------

OTHER INCOME                                                               6             18
                                                                      ------         ------
GENERAL AND ADMINISTRATIVE EXPENSES
     Compensation and benefits                                           193            134
     Occupancy                                                            18             18
     Data processing expenses                                             26             25
     Federal deposit insurance premiums                                   10             39
     FDIC special assessment                                               -            409
     Other                                                                85             67
                                                                      ------         ------
                                                  TOTAL GENERAL AND
                                            ADMINISTRATIVE EXPENSES      332            692
                                                                      ------         ------
                                               INCOME (LOSS) BEFORE
                                       INCOME TAX EXPENSE (BENEFIT)      600            (34)

INCOME TAX EXPENSE (BENEFIT)                                             204            (12)
                                                                      ------         ------

                                                  NET INCOME (LOSS)   $  396         $  (22)
                                                                      ======         ======

NET INCOME PER COMMON SHARE                                           $ 1.05         $    -
                                                                      ======         ======

DIVIDEND PER COMMON SHARE                                               $.50         $    -
                                                                      ======         ======

See accompanying notes.

                     CENTURY BANCORP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                   Three Months Ended
                                                                                                      September 30,
                                                                                                 ---------------------
                                                                                                   1997         1996
                                                                                                 --------     --------
                                                                                                      (In Thousands)


CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                                            $  396      $    (22)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation                                                                                    12            11
      Deferred compensation                                                                            6             6
      Amortization of discounts and premiums on securities                                            13            34
      Provision for loan losses                                                                        6             3
      Release of ESOP shares                                                                          20             -
      Loss on sale of investment securities                                                            -             4
      Gain on sale of real estate acquired in foreclosure                                             (1)           (9)
      Change in assets and liabilities
       Decrease in accrued interest receivable                                                       121            26
       Increase in accrued interest payable                                                           12             7
       Other                                                                                          45           359
                                                                                                  ------        ------

                                                                      NET CASH PROVIDED BY
                                                                      OPERATING ACTIVITIES           630           419
                                                                                                  ------        ------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net decrease in interest-bearing balances in other banks                                      1,240           621
     Purchases of:
      Available for sale investment securities                                                         -        (1,517)
      Held to maturity investment securities                                                      (1,250)         (200)
     Proceeds from sales, maturities and calls of:
      Available for sale investment securities                                                     1,239         1,177
      Held to maturity investment securities                                                       1,000         1,000
     Net increase in loans                                                                        (2,278)       (1,147)
     Purchases of property and equipment                                                             (21)            -
     Proceeds from sale of real estate acquired in settlement of loans                                 7            55
                                                                                                  ------        ------
                                                                          NET CASH USED BY
                                                                      INVESTING ACTIVITIES           (63)          (11)
                                                                                                  ------        ------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in demand deposits                                                     (544)        1,089
     Net increase (decrease) in certificate accounts                                                 581          (668)
     Decrease in advances from borrowers                                                             (95)          (75)
     Increase in stock conversion costs incurred                                                       -           (70)
     Cash dividends paid                                                                            (187)            -
                                                                                                  ------        ------
                                                                  NET CASH PROVIDED (USED)
                                                                   BY FINANCING ACTIVITIES          (245)          276
                                                                                                  ------        ------
                                                                      NET INCREASE IN CASH
                                                                      ON HAND AND IN BANKS           322           684

CASH ON HAND AND IN BANKS, BEGINNING                                                               1,369         1,342
                                                                                                  ------        ------
                                                         CASH ON HAND AND IN BANKS, ENDING        $1,691        $2,026
                                                                                                  ======        ======

See accompanying notes.

                     Century Bancorp, Inc. and Subsidiary
                  Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended September 30, 1997 and 1996, in conformity with generally accepted accounting principles. The financial statements include the accounts of Century Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Home Savings, Inc., SSB ("Home Savings" or the "Bank"). Operating results for the three months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company's annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.


NOTE B - PLAN OF CONVERSION

On May 7, 1996, the Board of Directors of Home Savings unanimously adopted a Plan of Holding Company Conversion whereby Home Savings converted from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank and became a wholly-owned subsidiary of Century Bancorp, Inc., which was formed in connection with the conversion. Century Bancorp, Inc. issued common stock in the conversion and used a portion of the net proceeds thereof to purchase the capital stock of Home Savings.

On December 20, 1996, Home Savings completed its conversion from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank. The conversion occurred through the sale of 407,330 shares of common stock (no par value) of Century Bancorp, Inc., a newly formed holding company. Total proceeds of $20,366,500 were reduced by conversion expenses of $912,663. Century Bancorp, Inc. paid $8,937,704 to Home Savings in exchange for the common stock of Home Savings issued in the conversion, and retained the balance of the net conversion proceeds. The transaction was recorded as an "as-if" pooling with assets and liabilities recorded at historical cost.


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

                     Century Bancorp, Inc. and Subsidiary
                  Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE D - NET INCOME PER SHARE

Net income per share for the three months ended September 30, 1997 was computed based on the weighted average number of shares outstanding during that period (375,916 shares).

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

Comparison of Financial Condition at September 30, 1997 and June 30, 1997

Total assets increased by $297,000 during the quarter ended September 30, 1997, from $100.6 million at June 30, 1997 to $100.9 million at quarter's end. Cash on hand and in banks increased by $322,000, resulting in the overall increase in non-interest-earning assets of $200,000 during the quarter, while interest-earning assets grew by $97,000. The Company's holding company conversion was completed in December of 1996 with the issuance of common stock, which generated net proceeds of $19.5 million. Since that time, the Company has attempted to generate growth in higher yielding loans receivable funded by liquid assets while maintaining its base of deposit customers. Loans receivable increased by $2.3 million during the quarter ended September 30, 1997, from $62.3 million to $64.6 million. This represents an annualized rate of growth of 14.6%. Customer deposits were essentially unchanged at $69.7 million at both the beginning and end of the quarter.

Total stockholders' equity was $30.6 million at September 30, 1997 as compared with $30.3 million at June 30, 1997. The Company and its bank subsidiary substantially exceeded all regulatory capital requirements.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Net Income (Loss). Consolidated net income during the quarter ended September 30, 1997 was $396,000 as compared with a net loss of $22,000 during the three months ended September 30, 1996, an increase of $418,000. The increase is attributable to the higher level of interest-earning assets during the current quarter as a result of investment of proceeds from the December 1996 issuance of the Company's common stock, and to a special insurance assessment imposed in September 1996 on all SAIF-insured institutions by the FDIC to recapitalize the SAIF fund. Home Savings' assessment was $409,000. Net of an income tax benefit of $149,000, this special assessment decreased earnings during the quarter ended September 30, 1996 by $260,000.

Net Interest Income. Net interest income was $931,000 during the quarter ended September 30, 1997 as compared with $643,000 during the first quarter of the previous fiscal year, an increase of $288,000. The increase resulted from an increase in average interest-earning assets attributable to investment of proceeds from the sale in December of 1996 of the Company's common stock. Average investment and loan balances were $12.1 million and $7.5 million, respectively, higher during the current quarter than during the corresponding quarter of the previous fiscal year.

Provision for Loan Losses. The provision for loan losses was $5,000 and $3,000 for the quarters ended September 30, 1997 and 1996, respectively. There were no loan charge-offs during either of the quarters ended September 30, 1997 and 1996.

General and Administrative Expenses. General and administrative expenses decreased to $332,000 during the quarter ended September 30, 1997 as compared with $692,000 during the quarter ended September 30, 1996, a decrease of $360,000. An overall decrease of $438,000 in deposit insurance costs was offset by increases of $59,000 and $18,000 in compensation and benefits and other expenses, respectively. In connection with the stock conversion completed in late 1996, the Company implemented an Employee Stock Ownership Plan and decided to terminate Home Savings' defined benefit pension plan. The Company has been required to continue to fund the pension plan until its termination is completed. The combined costs of funding both plans during the quarter ended September 30, 1997 is the principal reason for the increase in compensation and benefits during the quarter.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 34.0% and 35.3% for the three months ended September 30, 1997 and 1996, respectively.

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

As a North Carolina-chartered savings bank, Home Savings must maintain liquid assets equal to at least 10% of assets. The computation of liquidity under North Carolina regulations allows the inclusion of mortgage-backed securities and investments with readily marketable value, including investments with maturities in excess of five years. Home Savings' liquidity ratio at September 30, 1997, as computed under North Carolina regulations, was approximately 26%. On a consolidated basis, liquid assets represented 34% of total assets. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

As a North Carolina-chartered savings bank, Home Savings is subject to the capital requirements of the Federal Deposit Insurance Corporation ("FDIC") and the North Carolina Administrator of Savings Institutions ("N. C. Administrator"). The FDIC requires state-chartered savings banks to have a minimum leverage ratio of Tier I capital (principally consisting of common shareholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain intangible assets) to total assets of at least 3%; provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and
(ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the state minimum. The FDIC also requires Home Savings to have a ratio of total capital to risk-weighted assets of at least 8%, of which at least 4% must be comprised of Tier I capital. The N. C. Administrator requires a net worth equal to at least 5% of total assets. At September 30, 1997, Home Savings exceeded the capital requirements of both the FDIC and the N. C. Administrator.

Part II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

              (27)  Financial data schedule

         (b)  Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        CENTURY BANCORP, INC.


Date:   November 7, 1997                By: /s/ James G. Hudson, Jr.
                                            ---------------------------
                                                James G. Hudson, Jr.
                                                Chief Executive Officer



Date:   November 7, 1997                By: /s/ Drema A. Michael
                                            ---------------------------
                                                Drema A. Michael
                                                Chief Financial Officer
                                            ---------------------------