Form 10QSB
period 1997-12-31
CENTURY BANCORP INC /NC
filed 1998-02-10
CIK 1019055

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


                                  FORM 10-QSB


               [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997


               [   ]  Transition Report Under Section 13
                      or 15(d) of the Exchange Act

                For the transition period ended ____________________________


                       COMMISSION FILE NUMBER  000-21881
                                               ---------

                             CENTURY BANCORP, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                   NORTH CAROLINA                       56-1981518
                   --------------                       ----------
            (State or other jurisdiction of            (IRS Employer
            incorporation or organization)        Identification Number)


                   22 WINSTON STREET, THOMASVILLE, NC  27360
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

As of January 30, 1998, 407,330 shares of the issuer's common stock, no par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 12 pages.

                                                                               Page No.
                                                                               --------
PART 1.   FINANCIAL INFORMATION

ITEM 1 -  FINANCIAL STATEMENTS (UNAUDITED)

            Consolidated Statements of Financial Condition
            December 31, 1997 and June 30, 1997..............................         3

            Consolidated Statements of Operations
            Three Months and Six Months Ended December 31, 1997 and 1996.....         4

            Consolidated Statements of Cash Flows
            Six Months Ended December 31, 1997 and 1996......................         5

            Notes to Consolidated Financial Statements.......................         6

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS..............................................         8

PART II.  OTHER INFORMATION

            Item 4.  Submission of Matters to a Vote of Security Holders.....        11

            Item 6.  Exhibits and Reports on Form 8-K........................        11

PART 1.  FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
-----------------------------


                     CENTURY BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
===============================================================================

                                                                                                 December 31,
                                                                                                    1997             June 30,
ASSETS                                                                                           (Unaudited)          1997 *
                                                                                                 -----------        ---------
                                                                                                          (In Thousands)
Cash on hand and in banks                                                                          $  1,183         $  1,369
Interest-bearing balances in other banks                                                              1,742            2,788
Investment securities available for sale, at fair value                                              18,988           20,745
Investment securities held to maturity, at amortized cost                                            11,961           11,060
Loans receivable, net                                                                                65,995           62,333
Accrued interest receivable                                                                             846              840
Premises and equipment, net                                                                             708              709
Real estate acquired in settlement of loans                                                              47               53
Stock in the Federal Home Loan Bank, at cost                                                            587              587
Other assets                                                                                            224              156
                                                                                                   --------         --------
                                                                  TOTAL ASSETS                     $102,281         $100,640
                                                                                                   ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
 Deposit accounts                                                                                  $ 70,743         $ 69,699
 Accrued interest payable                                                                               133              108
 Advance payments by borrowers for property taxes and insurance                                         124              126
 Accrued expenses and other liabilities                                                                 446              404
                                                                                                   --------         --------
                                                                  TOTAL LIABILITIES                  71,446           70,337
                                                                                                   --------         --------
STOCKHOLDERS' EQUITY
 Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding             -                -
 Common stock, 20,000,000 shares authorized; 407,330 shares issued and outstanding                   19,483           19,467
 ESOP loan receivable                                                                                (1,556)          (1,585)
 Retained earnings, substantially restricted                                                         12,508           12,137
 Unrealized holding gains                                                                               400              284
                                                                                                   --------         --------
                                                                  TOTAL STOCKHOLDERS' EQUITY         30,835           30,303
                                                                                                   --------         --------
                                                                  TOTAL LIABILITIES AND
                                                                  STOCKHOLDERS' EQUITY             $102,281         $100,640
                                                                                                   ========         ========

* Derived from audited financial statements


See accompanying notes.

                     CENTURY BANCORP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
===============================================================================

                                                                     Three Months Ended            Six Months Ended
                                                                        December 31,                 December 31,
                                                                     -------------------         --------------------
                                                                       1997       1996             1997        1996
                                                                     -------     -------         -------     --------
                                                                              (In Thousands except per share data)
INTEREST INCOME
  Loans                                                              $1,261      $1,158            $2,561      $2,338
  Investments and deposits in other banks                               498         384             1,026         727
                                                                     ------      ------            ------      ------
                                             TOTAL INTEREST INCOME    1,759       1,542             3,587       3,065
INTEREST EXPENSE ON DEPOSIT
 ACCOUNTS                                                               920         920             1,817       1,800
                                               NET INTEREST INCOME   ------      ------            ------      ------
                                                                        839         622             1,770       1,265
PROVISION FOR LOAN LOSSES                                                 4           5                 9           8
                                                                     ------      ------            ------      ------
                                         NET INTEREST INCOME AFTER
                                         PROVISION FOR LOAN LOSSES      835         617             1,761       1,257
                                                                     ------      ------            ------      ------
OTHER INCOME                                                              9           -                15          18
                                                                     ------      ------            ------      ------
GENERAL AND ADMINISTRATIVE
 EXPENSES
  Compensation and benefits                                             169         167               362         301
  Occupancy                                                              26          21                44          39
  Data processing expenses                                               24          24                50          49
  Federal deposit insurance premiums                                     12          11                22          50
  FDIC special assessment                                                 -           -                 -         409
  Other expenses                                                         85          14               170          81
                                                                     ------      ------            ------      ------
                                           TOTAL GENERAL AND
                                           ADMINISTRATIVE EXPENSES      316         237               648         929
                                                                     ------      ------            ------      ------
                                                     INCOME BEFORE
                                                     INCOME TAXES       528         380             1,128         346
PROVISION FOR INCOME TAXES                                              178         124               382         112
                                                                     ------      ------            ------      ------
                                                        NET INCOME   $  350      $  256            $  746      $  234
                                                                     ======      ======            ======      ======

NET INCOME PER COMMON SHARE
  (Note D)                                                             $.93        $.12             $1.99        $.12
                                                                     ======      ======            ======      ======

DIVIDEND PER COMMON SHARE                                             $1.00      $    -             $2.00      $    -
                                                                     ======      ======            ======      ======


See accompanying notes.

                     CENTURY BANCORP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
===============================================================================

                                                                                         Six Months Ended
                                                                                            December 31,
                                                                                       --------------------
                                                                                         1997         1996
                                                                                       -------     --------
                                                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                            $   746     $    234
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                              24           23
  Deferred compensation                                                                     11           11
   Amortization of discounts and premiums on securities                                     12           27
   Provision for loan losses                                                                 9            8
   Release of ESOP shares                                                                   45            -
   Loss on sale of investment securities                                                     -            8
   Gain on sale of real estate acquired in foreclosure                                      (1)           -
   Change in assets and liabilities
     (Increase) decrease in accrued interest receivable                                     (6)          19
      Increase in accrued interest payable                                                  25           12
      Other                                                                               (110)         109
                                                                                       -------     --------
                                                 NET CASH PROVIDED BY
                                                 OPERATING ACTIVITIES                      755          451
                                                                                       -------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Net (increase) decrease in interest-bearing balances in other banks                     1,046      (13,603)
 Purchases of:
   Available for sale investment securities                                                  -       (2,948)
   Held to maturity investment securities                                               (2,100)      (2,200)
 Proceeds from sales, maturities and calls of:
   Available for sale investment securities                                              1,934        2,378
   Held to maturity investment securities                                                1,200        1,300
 Net increase in loans                                                                  (3,671)      (2,305)
 Purchases of property and equipment                                                       (23)          (7)
 Proceeds from sale of real estate acquired in settlement of loans                           6           55
                                                                                       -------     --------
                                                 NET CASH USED BY
                                                 INVESTING ACTIVITIES                   (1,608)     (17,330)
                                                                                       -------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net decrease in demand deposits                                                          (297)        (157)
 Net increase (decrease) in certificate accounts                                         1,341       (1,333)
 Decrease in advances from borrowers                                                        (2)         (43)
 Decrease in stock conversion costs incurred                                                 -           40
 Net proceeds from issuance of common stock                                                  -       19,505
 Loan to ESOP for purchase of common stock                                                   -       (1,629)
 Cash dividends paid                                                                      (375)           -
                                                                                       -------     --------

                                                 NET CASH PROVIDED
                                                 BY FINANCING ACTIVITIES                   667       16,383
                                                                                       -------     --------
                                                 NET DECREASE IN CASH
                                                 ON HAND AND IN BANKS                     (186)        (496)
CASH ON HAND AND IN BANKS, BEGINNING                                                     1,369        1,342
                                                                                       -------     --------
                                                 CASH ON HAND AND IN BANKS, ENDING     $ 1,183     $    846
                                                                                       =======     ========

See accompanying notes.

                     CENTURY BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month and six month periods ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles. The financial statements include the accounts of Century Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Home Savings, Inc., SSB ("Home Savings" or the "Bank"). Operating results for the three and six month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998.

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

                     CENTURY BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE D - NET INCOME PER SHARE

Net income per share for the three and six month periods ended December 31, 1997 was computed based on the weighted average number of shares outstanding of 376,210 during both periods.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1997 AND JUNE 30, 1997

Total assets increased by $1.7 million during the six months ended December 31, 1997, from $100.6 million at June 30, 1997 to $102.3 million at December 31, 1997. The Company's holding company conversion was completed in December of 1996 with the issuance of common stock, which generated net proceeds of $19.5 million. Since that time, the Company has attempted to generate growth in higher yielding loans receivable funded by liquid assets while maintaining its base of deposit customers. Loans receivable increased by $3.7 million during the six months ended December 31, 1997, from $62.3 million to $66.0 million. This represents an annualized rate of growth of 11.7%. Customer deposits increased from $69.7 million at June 30, 1997 to $70.7 million at December 31, 1997.

Total stockholders' equity was $30.8 million at December 31, 1997 as compared with $30.3 million at June 30, 1997. The Company and its bank subsidiary substantially exceeded all regulatory capital requirements.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

Net Income. Consolidated net income during the quarter ended December 31, 1997 was $350,000 as compared with net income of $256,000 during the three months ended December 31, 1996, an increase of $94,000. The increase is principally attributable to the higher level of interest-earning assets during the current quarter as a result of investment of proceeds from the December 1996 issuance of the Company's common stock.

Net Interest Income. Net interest income was $839,000 during the quarter ended December 31, 1997 as compared with $622,000 during the corresponding quarter of the previous fiscal year, an increase of $217,000. The increase resulted from an increase in average interest-earning assets attributable to investment of proceeds from the sale in December of 1996 of the Company's common stock. Average investment and loan balances were $6.5 million and $8.2 million, respectively, higher during the current quarter than during the corresponding quarter of the previous fiscal year.

Provision for Loan Losses. The provision for loan losses was $4,000 and $5,000 for the quarters ended December 31, 1997 and 1996, respectively. There were no loan charge-offs during either of the quarters ended December 31, 1997 and 1996.

General and Administrative Expenses. General and administrative expenses increased to $316,000 during the quarter ended December 31, 1997 as compared with $237,000 during the quarter ended December 31, 1996, an increase of $79,000 relating principally to the additional costs arising from operation as a publicly held company.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 33.7% and 32.6% for the three months ended December 31, 1997 and 1996, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996

Net Income. Consolidated net income during the six months ended December 31, 1997 was $746,000 as compared with net income of $234,000 during the six months ended December 31, 1996, an increase of $512,000. The increase is attributable to the higher level of interest-earning assets during the current quarter as a result of investment of proceeds from the December 1996 issuance of the Company's common stock, and to a special insurance assessment imposed in September 1996 on all SAIF-insured institutions by the FDIC to recapitalize the SAIF fund. Home Savings' assessment was $409,000. Net of an income tax benefit of $149,000, this special assessment decreased earnings during the six months ended December 31, 1996 by $260,000.

Net Interest Income. Net interest income was $1.8 million during the six months ended December 31, 1997 as compared with $1.3 million during the corresponding quarter of the previous fiscal year, an increase of $505,000. The increase resulted from an increase in average interest-earning assets attributable to investment of proceeds from the sale in December of 1996 of the Company's common stock. Average investment and loan balances were $9.0 million and $7.8 million, respectively, higher during the current six months than during the corresponding period of the previous fiscal year.

Provision for Loan Losses. The provision for loan losses was $9,000 and $8,000 for the six months ended December 31, 1997 and 1996, respectively. There were no loan charge-offs during either of the six month periods ended December 31, 1997 and 1996.

General and Administrative Expenses. General and administrative expenses decreased to $648,000 during the six months ended December 31, 1997 as compared with $929,000 during the six months ended December 31, 1996, a decrease of $281,000. An overall decrease of $437,000 in deposit insurance costs was offset by increases of $61,000 and $89,000 in compensation and benefits and other expenses, respectively. In connection with the stock conversion completed in late 1996, the Company implemented an Employee Stock Ownership Plan and decided to terminate Home Savings' defined benefit pension plan. The Company has been required to continue to fund the pension plan until its termination is completed. The combined costs of funding both plans during the six months ended December 31, 1997 is the principal reason for the increase in compensation and benefits. Other expenses have increased principally as a result of additional costs arising from operation as a publicly held company.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 33.9% and 32.4% for the six months ended December 31, 1997 and 1996, respectively.

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

As a North Carolina-chartered savings bank, Home Savings must maintain liquid assets equal to at least 10% of assets. The computation of liquidity under North Carolina regulations allows the inclusion of mortgage-backed securities and investments with readily marketable value, including investments with maturities in excess of five years. Home Savings' liquidity ratio at December 31, 1997, as computed under North Carolina regulations, was approximately 24%. On a consolidated basis, liquid assets represented 33% of total assets. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

As a North Carolina-chartered savings bank, Home Savings is subject to the capital requirements of the Federal Deposit Insurance Corporation ("FDIC") and the North Carolina Administrator of Savings Institutions ("N. C. Administrator"). The FDIC requires state-chartered savings banks to have a minimum leverage ratio of Tier I capital (principally consisting of common shareholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain intangible assets) to total assets of at least 3%; provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and
(ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the state minimum. The FDIC also requires Home Savings to have a ratio of total capital to risk-weighted assets of at least 8%, of which at least 4% must be comprised of Tier I capital. The N. C. Administrator requires a net worth equal to at least 5% of total assets. At December 31, 1997, Home Savings exceeded the capital requirements of both the FDIC and the N. C. Administrator.

THE YEAR 2000

At the turn of the century, computer-based information systems will be faced with the problems potentially affecting hardware, software, networks, processing platforms, as well as customer and vendor interdependencies. The Company has established a committee and is in the process of assessing the effect of Year 2000 on the Bank's operating plans and systems. The Company is developing a plan for identifying, renovating, testing and implementing its systems for Year 2000 processing and internal control requirements. The cost for becoming Year 2000 compliant has not been determined; however, management feels it will not be material to the Company's financial statements.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Stockholders was held on October 23, 1997. Of 407,330 shares entitled to vote at the meeting, 336,960 shares voted. The following matters were voted on at the meeting:

                                                                           Number of Votes
                                                            ---------------------------------------------
                                                              For      Against      Withheld      Abstain
                                                            -------    -------      --------      -------

      1. Election of directors:
           Henry H. Darr                                    338,360         -          600             -
           James G. Hudson, Jr.                             338,360         -          600             -
           John R. Hunnicutt                                338,360         -          600             -
           F. Stewart Kennedy                               338,360         -          600             -
           Milton T. Riley, Jr.                             338,360         -          600             -

      2. Ratification of Dixon Odom
         PLLC to serve as independent
         auditor for the year ending
         June 30, 1998                                      337,660       200            -         1,100


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

              (27)  Financial data schedule

         (b)  Reports on Form 8-K.

              No reports on Form 8-K were filed by the Bank during the quarter ended December 31, 1997.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              CENTURY BANCORP, INC.


Date:   February 2, 1998      By:   /s/ James G. Hudson, Jr.
                                    ------------------------
                                    James G. Hudson, Jr.
                                    Chief Executive Officer



Date:   February 2, 1998      By:   /s/ Drema A. Michael
                                    --------------------
                                    Drema A. Michael
                                    Chief Financial Officer