Form 10QSB
period 1998-03-31
CENTURY BANCORP INC /NC
filed 1998-05-13
CIK 1019055

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                                  FORM 10-QSB


                [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1998


                    [_]  Transition Report Under Section 13
                          or 15(d) of the Exchange Act

           For the transition period ended ________________________


                  Commission File Number       000-21881
                                            ---------------------


                             CENTURY BANCORP, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


            NORTH CAROLINA                              56-1981518
---------------------------------------         --------------------------
   (State or other jurisdiction of                     (IRS employer
   incorporation or organization)                 identification number)


                   22 WINSTON STREET, THOMASVILLE, NC  27360
--------------------------------------------------------------------------------
                    (Address of principal executive office)


                                 (336) 475-4663
--------------------------------------------------------------------------------
                          (Issuer's telephone number)


CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934 DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES   X      NO
    -----       -----

AS OF MAY 10, 1998, 1,270,869 SHARES OF THE ISSUER'S COMMON STOCK, NO PAR VALUE, WERE OUTSTANDING. THE REGISTRANT HAS NO OTHER CLASSES OF SECURITIES OUTSTANDING.

THIS REPORT CONTAINS 13 PAGES.

                                                                        Page No.
                                                                        --------

Part 1.   FINANCIAL INFORMATION

Item 1 -  Financial Statements (Unaudited)

             Consolidated Statements of Financial Condition
             March 31, 1998 and June 30, 1997.........................     3

             Consolidated Statements of Operations Three Months
             and Nine Months Ended March 31, 1998 and 1997............     4

             Consolidated Statements of Cash Flows
             Nine Months Ended March 31, 1998 and 1997................     5

             Notes to Consolidated Financial Statements...............     6

Item 2 -  Management's Discussion and Analysis of
          Financial Condition and Results of Operations...............     9

Part II.  Other Information

             Item 4.  Submission of Matters to a Vote of Security
             Holders..................................................    12


             Item 6.  Exhibits and Reports on Form 8-K................    12

Part 1.  FINANCIAL INFORMATION
Item 1 - Financial Statements
-----------------------------

                      Century Bancorp, Inc. and Subsidiary
                 Consolidated Statements of Financial Condition
================================================================================

                                                          March 31,
                                                            1998      June 30,
ASSETS                                                   (Unaudited)   1997 *
                                                         -----------  ---------
                                                             (In Thousands)
Cash on hand and in banks                                  $  1,664   $  1,369
Interest-bearing balances in other banks                      2,990      2,788
Investment securities available for sale, at fair value      18,593     20,745
Investment securities held to maturity, at amortized cost    10,963     11,060
Loans receivable, net                                        67,853     62,333
Accrued interest receivable                                     594        840
Premises and equipment, net                                     696        709
Real estate acquired in settlement of loans                      47         53
Stock in the Federal Home Loan Bank, at cost                    653        587
Other assets                                                    326        156
                                                           --------   --------

                                             TOTAL ASSETS  $104,379   $100,640
                                                           ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Deposit accounts                                          $ 72,278   $ 69,699
 Accrued interest payable                                       107        108
 Advance payments by borrowers for property taxes and
  insurance                                                     180        126
 Dividend payable                                            12,709          -
 Accrued expenses and other liabilities                         576        404
                                                           --------   --------

                                        TOTAL LIABILITIES    85,850     70,337
                                                           --------   --------
STOCKHOLDERS' EQUITY
 Preferred stock, no par value, 5,000,000 shares
  authorized, no shares issued and outstanding                    -          -
 Common stock, 20,000,000 shares authorized; 423,623
  and 407,330 shares issued and outstanding,
  respectively                                                8,235     19,467
 ESOP loan and unvested stock awards                         (2,639)    (1,585)
 Retained earnings, substantially restricted                 12,475     12,137
 Unrealized holding gains                                       458        284
                                                           --------   --------

                               TOTAL STOCKHOLDERS' EQUITY    18,529     30,303
                                                           --------   --------
                                    TOTAL LIABILITIES AND
                                     STOCKHOLDERS' EQUITY  $104,379   $100,640
                                                           ========   ========
* Derived from audited financial statements

See accompanying notes.

                      Century Bancorp, Inc. and Subsidiary
               Consolidated Statements of Operations (Unaudited)
================================================================================


                                   Three Months Ended         Nine Months Ended
                                        March 31,                 March 31,
                                  --------------------       -------------------
                                   1998          1997         1998         1997
                                  ------        ------       ------       ------
                                       (In Thousands except per share data)
INTEREST INCOME
  Loans                           $1,350        $1,214       $3,911       $3,552
  Investments and deposits
   in other banks                    497           642        1,523        1,369
                                  ------        ------       ------       ------
   TOTAL INTEREST INCOME           1,847         1,856        5,434        4,921

INTEREST EXPENSE ON DEPOSIT
 ACCOUNTS                            894           916        2,711        2,716
                                  ------        ------       ------       ------

        NET INTEREST INCOME          953           940        2,723        2,205

PROVISION FOR LOAN LOSSES              5             4           14           12
                                  ------        ------       ------       ------
  NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES          948           936        2,709        2,193
                                  ------        ------       ------       ------

OTHER INCOME                           7            13           22           31
                                  ------        ------       ------       ------
GENERAL AND ADMINISTRATIVE
 EXPENSES
  Compensation and benefits          550           164          912          465
  Occupancy                           23            21           67           60
  Data processing expenses            29            28           79           77
  Federal deposit insurance
   premiums                           11             4           33           54
  FDIC special assessment              -             -            -          409
  Other expenses                      73            67          243          148
                                  ------        ------       ------       ------
         TOTAL GENERAL AND
   ADMINISTRATIVE EXPENSES           686           284        1,334        1,213
                                  ------        ------       ------       ------
             INCOME BEFORE
              INCOME TAXES           269           665        1,397        1,011

PROVISION FOR INCOME TAXES           115           226          497          338
                                  ------        ------       ------       ------
                NET INCOME        $  154        $  439       $  900       $  673
                                  ======        ======       ======       ======

NET INCOME PER COMMON
 SHARE (Note D)
  BASIC AND DILUTED               $  .14        $  .39       $  .79       $  .43
                                  ======        ======       ======       ======

DIVIDENDS DECLARED PER
  COMMON SHARE                    $10.17        $    -       $10.50       $    -
                                  ======        ======       ======       ======


See accompanying notes.

                      Century Bancorp, Inc. and Subsidiary
               Consolidated Statements of Cash Flows (Unaudited)
================================================================================

                                                             Nine Months Ended
                                                                  March 31,
                                                           ---------------------
                                                              1998       1997
                                                           ----------  ---------
                                                              (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                  $   900   $    673
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                                    37         34
  Deferred compensation                                           17         17
  Amortization of discounts and premiums on securities            13         17
  Provision for loan losses                                       14         12
  Amortization of unearned stock compensation                    423         13
  Loss on sale of investment securities                            -          8
  Loss on sale of real estate acquired in foreclosure              -          7
  Change in assets and liabilities
   (Increase) decrease in accrued interest receivable            246       (174)
   Decrease in accrued interest payable                           (1)       (26)
   Other                                                        (127)       101
                                                             -------   --------
                                     NET CASH PROVIDED BY
                                     OPERATING ACTIVITIES      1,522        682
                                                             -------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Net increase in interest-bearing balances in other banks       (202)    (1,330)
 Purchases of:
  Available for sale investment securities                    (8,950)   (12,773)
  Held to maturity investment securities                      (3,100)    (5,000)
 Proceeds from sales, maturities and calls of:
  Available for sale investment securities                    11,372      2,604
  Held to maturity investment securities                       3,200      1,800
 Net increase in loans                                        (5,534)    (3,896)
 Purchases of property and equipment                             (24)        (7)
 Purchase of stock in FHLB                                       (66)         -
 Proceeds from sale of real estate acquired in
  settlement of loans                                              6        198
                                                             -------   --------
                                         NET CASH USED BY
                                     INVESTING ACTIVITIES     (3,298)   (18,404)
                                                             -------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in demand deposits                    1,032      1,005
 Net increase (decrease) in certificate accounts               1,547     (1,185)
 Increase (decrease) in advances from borrowers                   54         (3)
 Decrease in stock conversion costs incurred                       -         40
 Net proceeds from issuance of common stock                        -     19,505
 Loan to ESOP for purchase of common stock                         -     (1,629)
 Cash dividends paid                                            (562)         -
                                                             -------   --------

                                        NET CASH PROVIDED
                                  BY FINANCING ACTIVITIES      2,071     17,733
                                                             -------   --------

                                     NET INCREASE IN CASH
                                     ON HAND AND IN BANKS        295         11
CASH ON HAND AND IN BANKS, BEGINNING                           1,369      1,342
                                                             -------   --------
                        CASH ON HAND AND IN BANKS, ENDING    $ 1,664   $  1,353
                                                             =======   ========

See accompanying notes.

                     Century Bancorp, Inc. and Subsidiary
                  Notes to Consolidated Financial Statements
================================================================================

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month and nine month periods ended March 31, 1998 and 1997, in conformity with generally accepted accounting principles. The financial statements include the accounts of Century Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Home Savings, Inc., SSB ("Home Savings" or the "Bank"). Operating results for the three and nine month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998.

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

On December 20, 1996, Home Savings completed its conversion from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank. The conversion occurred through the sale of 407,330 shares of common stock (no par value) of Century Bancorp, Inc., a newly formed holding company (see Note C regarding subsequent stock split). Total proceeds of $20,366,500 were reduced by conversion expenses of $912,663. Century Bancorp, Inc. paid $8,937,704 to Home Savings in exchange for the common stock of Home Savings issued in the conversion and retained the balance of the net conversion proceeds. The transaction was recorded as an "as-if" pooling with assets and liabilities recorded at historical cost.


NOTE C - SPECIAL DIVIDEND AND STOCK SPLIT

On March 17, 1998, the Company declared a special one-time cash dividend of $30 per share for each share of the Company's issued and outstanding common stock. This dividend was paid on April 6, 1998 to shareholders of record on March 27, 1998. There were 423,623 shares outstanding as of the record date, resulting in a total special dividend of $12.7 million, which amount is included in dividends payable in the accompanying consolidated statement of financial condition. This special dividend has been reported in the financial statement as a return of capital.

On March 17, 1998, the Company also declared a three-for-one stock split, effected in the form a of a share dividend. This share dividend was paid on April 6, 1998. All references in accompanying financial statements to net income per share, dividends per share and weighted average shares outstanding reflect the effect of this stock split.


NOTE D - NET INCOME PER SHARE

Net income per share is presented for periods subsequent to the closing of the Company's stock offering on December 20, 1996.

Net income per share has been computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. In accordance with generally accepted accounting principles, management recognition plan shares (see Note E) and employee stock ownership plan shares are only considered outstanding for the basic earnings per share calculations when they are earned or committed to be released. The weighted average number of shares outstanding were 1,141,716 and 1,135,842, respectively, for the three and nine months ended March 31, 1998, and 1,124,232 and 1,124,232, respectively, for the three months ended March 31, 1997, and the period from December 20, 1996 to March 31, 1997. The dilutive effect of outstanding stock options and unearned shares in the management recognition plan was negligible for the three and nine months ended March 31, 1998. No potentially dilutive securities were outstanding during the three and nine months ended March 31, 1997.


NOTE E - MANAGEMENT RECOGNITION AND STOCK OPTION PLANS

At a special meeting which was held on February 17, 1998, the Company's stockholders approved the Century Bancorp, Inc. Stock Option Plan ("SOP") and the Home Savings, Inc., SSB Management Recognition Plan ("MRP") and Trust. The SOP provides for the issuance to directors, officers and employees of the Bank options to purchase up to 122,199 shares of the Company's common stock. The MRP provides for the award of up to 48,879 shares of the Company's common stock to directors, officers and employees of the Bank. The Company may elect to fund the plans through the issuance of authorized but unissued shares, or may elect to purchase the shares to fund the plans in the open market.

During March of 1998, 48,879 of newly issued common shares were distributed to the MRP at a value of $29.71 per share. Of such shares, 43,995 were awarded to participants on March 10, 1998. Shares awarded vest 25% on the date of grant, and 25% annually on the anniversary of the date of grant, with all shares fully vested after three years. Compensation and benefits for both the three and nine months ended March 31, 1998 include $354,000 which represents the value of MRP shares earned through that date.

In March 1998, the Company granted options for 109,983 shares, after the three-for-one stock split, to directors, officers and employees. The options vest over periods of zero to three years and expire if not exercised within ten years from the date granted. The option price per share was set at market value on the date of grant prior to the three-for-one stock split. The SOP provides for adjustment of the option price to reflect the impact on the market value of the Company's common stock of the special one-time dividend and stock split described in Note C. The adjusted option price has not yet been determined.

NOTE F - FDIC SPECIAL ASSESSMENT

On September 30, 1997, a comprehensive continuing appropriations bill which provided for a one-time assessment to recapitalize the SAIF was signed into law by the President. This special assessment, which was imposed on all SAIF-insured institutions, amounted to $409,000 for Home Savings and was charged against earnings during the quarter ended September 30, 1997. Net of an income tax benefit of $149,000, this special assessment decreased earnings by $260,000 during the quarter.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

Comparison of Financial Condition at March 31, 1998 and June 30, 1997

Total assets increased by $3.7 million during the nine months ended March 31, 1998, from $100.6 million at June 30, 1997 to $104.4 million at March 31, 1998. The Company's holding company conversion was completed in December of 1996 with the issuance of common stock, which generated net proceeds of $19.5 million. Since that time, the Company has attempted to generate growth in higher yielding loans receivable funded by liquid assets while maintaining its base of deposit customers. Loans receivable increased by $5.5 million during the nine months ended March 31, 1998, from $62.3 million to $67.9 million. This represents an annualized rate of growth of 11.8%. Customer deposits increased from $69.7 million at June 30, 1997 to $72.3 million at March 31, 1998.

Total stockholders' equity was $18.5 million at March 31, 1998 as compared with $30.3 million at June 30, 1997, a decrease of $11.8 million attributable to a special one-time dividend aggregating $12.7 million which was declared March 17, 1998. The Company and its bank subsidiary continue to substantially exceed regulatory capital requirements.


Comparison of Results of Operations for the Three Months Ended March 31, 1998 and 1997

Net Income. Net income for the quarter ended March 31, 1998 was $154,000 or $.14 per share, as compared with net income of $439,000, or $.39 per share, for the three months ended March 31, 1997, a decrease of $285,000 or $.25 per share. In March 1998, the Company awarded grants of 43,995 shares of common stock under the Management Recognition Plan ("MRP") which was approved by the shareholders at a special meeting held on February 17, 1998. The total value of shares granted was $1,308,000, of which $354,000 had been earned by recipients as of March 31, 1998. The balance of the shares granted will be earned, and therefore, reflected in compensation expense, over the next three years. Including applicable payroll taxes, compensation and benefits during the three months ended March 31, 1998 include MRP related expenses of approximately $365,000. There were no MRP expenses during the quarter ended March 31, 1997.

Net Interest Income. Net interest income was $953,000 for the quarter ended March 31 1998 as compared with $940,000 for the corresponding quarter of the previous fiscal year, an increase of $13,000. This reflects full investment during both quarters of proceeds from the sale in December of 1996 of the Company's common stock.

Provision for Loan Losses. The provision for loan losses was $5,000 and $4,000 for the quarters ended March 31, 1998 and 1997, respectively. There were no loan charge-offs during either of the quarters ended March 31, 1998 and 1997. Nonaccrual loans aggregated $342,000 at March 31, 1998, while the allowance for loan losses totaled $563,000 at that date.

General and Administrative Expenses. General and administrative expenses increased to $686,000 for the quarter ended March 31, 1998 as compared with $284,000 for the quarter ended March 31, 1997, an increase of $402,000 relating principally to the additional costs associated with the Company's Management Recognition Plan (See "Net Income").

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 42.3% and 34.0% for the three months ended March 31, 1998 and 1997, respectively.


Comparison of Results of Operations for the Nine Months Ended March 31, 1998 and 1997

Net Income. Net income for the nine months ended March 31, 1998 was $900,000, or $.79 per share, as compared with net income of $673,000 during the nine months ended March 31, 1997, an increase of $237,000. Net income increased because of (1) the higher level of interest-earning assets during the current nine months as a result of asset growth and investment of proceeds from the December 1996 issuance of the Company's common stock and (2) a special insurance assessment imposed in September 1996 on all SAIF-insured institutions by the FDIC to recapitalize the SAIF fund. The Company's assessment was $409,000. Net of an income tax benefit of $149,000, this special assessment reduced earnings during the nine months ended March 31, 1997 by $260,000. In addition, as previously discussed, during the current nine months ended March 31, 1998, the Company incurred personnel costs in connection with awards of common stock under the Management Recognition Plan which increased compensation and benefits by approximately $365,000.

Net Interest Income. Net interest income was $2.7 million during the nine months ended March 31, 1998 as compared with $2.2 million during the corresponding period of the previous fiscal year, an increase of $518,000. The increase resulted from an increase in average interest-earning assets attributable to investment of proceeds from the sale in December of 1996 of the Company's common stock. Average investment and loan balances were $5.0 million and $8.0 million, respectively, higher during the current nine months than during the corresponding period of the previous fiscal year.

Provision for Loan Losses. The provision for loan losses was $14,000 and $12,000 for the nine months ended March 31, 1998 and 1997, respectively. There were no loan charge-offs during either of the nine month periods ended March 31, 1998 and 1997.

General and Administrative Expenses. General and administrative expenses increased to $1.3 million for the nine months ended March 31, 1998 as compared with $1.2 million for the nine months ended March 31, 1997, an increase of $121,000. An overall decrease of $430,000 in deposit insurance costs was largely offset by $365,000 of personnel costs attributable to awards granted during the current nine months under the Management Recognition Plan. Exclusive of the Management Recognition Plan costs, personnel costs increased by $82,000 as a result of growth, normal compensation adjustments, and the higher costs associated with the Company's Employee Stock Ownership Plan. In addition, other expenses increased by $95,000 as a result of growth and additional costs arising from operation as a publicly held company.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 35.6% and 33.4% for the nine months ended
March 31, 1998 and 1997, respectively.

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

As a North Carolina-chartered savings bank, Home Savings must maintain liquid assets equal to at least 10% of assets. The computation of liquidity under North Carolina regulations allows the inclusion of mortgage-backed securities and investments with readily marketable value, including investments with maturities in excess of five years. Home Savings' liquidity ratio at March 31, 1998, as computed under North Carolina regulations, was approximately 22%. On a consolidated basis, liquid assets represented 33% of total assets. On a proforma basis, assuming payment as of March 31, 1998 of the special dividend of $12.7 million which was accrued at that date, liquidity on a consolidated basis would have been 23%. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

As a North Carolina-chartered savings bank, Home Savings is subject to the capital requirements of the Federal Deposit Insurance Corporation ("FDIC") and the North Carolina Administrator of Savings Institutions ("N. C. Administrator"). The FDIC requires state-chartered savings banks to have a minimum leverage ratio of Tier I capital (principally consisting of common shareholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain intangible assets) to total assets of at least 3%; provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and
(ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the state minimum. The FDIC also requires Home Savings to have a ratio of total capital to risk-weighted assets of at least 8%, of which at least 4% must be comprised of Tier I capital. The N. C. Administrator requires a net worth equal to at least 5% of total assets. At March 31, 1998, Home Savings exceeded the capital requirements of both the FDIC and the N. C. administrator.

The Year 2000

At the turn of the century, computer-based information systems will be faced with the problems potentially affecting hardware, software, networks, processing platforms, as well as customer and vendor interdependencies. The Company has developed a plan for identifying, renovating, testing and implementing its systems for Year 2000 processing and internal control requirements. Based upon progress to date in carrying out that plan, management believes that the Company will be Year 2000 compliant on a timely basis. The full cost for becoming Year 2000 compliant has not been determined; however, management believes it will not be material to the Company's financial statements.

Part II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

A special Meeting of the Stockholders was held on February 17, 1998. Of 407,330 shares entitled to vote at the meeting, 294,995 shares voted. The following matters were voted on at the meeting:

                                                     Number of Votes
                                        ----------------------------------------
                                          For    Against    Withheld    Abstain
                                        ------- ---------  ----------  ---------

         1.  To approve the Century
             Bancorp, Inc. Stock
             Option Plan                261,597   28,247      1,401      3,750

         2.  To approve the Home
             Savings, Inc., SSB
             Management Recognition
             Plan and Trust             250,965   40,780          -      3,250


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits.

             (27) Financial data schedule

         (b) Reports on Form 8-K.

             One report on Form 8-K was filed by the Company during the quarter ended March 31, 1998. This Form 8-K was filed on March 17, 1998 to announce the special one-time cash dividend and three-for-one stock split described herein in Note C to the consolidated financial statements.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      CENTURY BANCORP, INC.


Date:   May 11, 1998                  By: /s/ James G. Hudson, Jr.
                                          --------------------------------------
                                          James G. Hudson, Jr.
                                          Chief Executive Officer




Date:   May 11, 1998                  By: /s/ Drema A. Michael
                                          --------------------------------------
                                          Drema A. Michael
                                          Chief Financial Officer