Form 10KSB40
period 1998-06-30
CENTURY BANCORP INC /NC
filed 1998-09-24
CIK 1019055

                      LETTERHEAD OF CENTURY BANCORP, INC.



September 25, 1998



Branch Chief
Division of Corporate Finance
Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Re: Century Bancorp, Inc. Form 10-KSB

Dear Sir or Madam:

         The consolidated financial statements contained in the Form 10-KSB which were incorporated by reference from the 1998 Annual Report to Stockholders reflect no changes from the preceding year in any accounting principles or practices, or in the method of applying any such principles or practices, except for the adoption by the Company of SFAS No. 128, as set forth in Note A to the Notes to Consolidated Financial Statements.

Sincerely,

Century Bancorp, Inc.

/s/ James G. Hudson, Jr.

James G. Hudson, Jr.
President and Chief Executive Officer

                                 UNITED STATES
           ---------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                     For the fiscal year ended June 30, 1998

                        Commission file number 000-21881

                              CENTURY BANCORP, INC.
                 (Name of small business issuer in its charter)

             North Carolina                             56-1981518
     -----------------------------                     --------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

           22 Winston Street
      Thomasville, North Carolina                                    27360
      -----------------------------                              -----------
(Address of principal executive offices)                          (Zip Code)

                                 (910) 475-4663
                            -------------------------
                           (Issuer's telephone number)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


   Common Stock, no par value                  Nasdaq SmallCap Market
-------------------------------      -------------------------------------------
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

State issuer's revenues for its most recent fiscal year $7,267,231
                                                         ---------
State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. Common Stock, no par value -- $13,422,240 (based on the price at which the stock was sold on September 14, 1998). State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, no par value                               1,270,869
--------------------------                              ----------
         (Class)                            (Outstanding at September 18, 1997)

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended June 30, 1998 (the "1998 Annual Report"), are incorporated by reference into Part I and Part II.
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on November 17, 1998 (the "Proxy Statement"), are incorporated by reference into Part III.
Portions of the Proxy Statement for the Special Meeting of Stockholders held on February 17, 1998 are incorporated by reference into Part III.

    Transitional Small Business Disclosure Format (Check one):   Yes     No  X
                                                                    ---     ---
-----------------------------------------------------------------------------

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

General

         Prior to December 20, 1996, Home Savings, Inc., SSB (the "Bank") operated as a mutual North Carolina- chartered savings bank. On December 20, 1996, the Bank converted from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank (the "Conversion"). In connection with the Conversion, all of the issued and outstanding capital stock of the Bank was acquired by Century Bancorp, Inc., a North Carolina corporation (the "Company") which was organized to become the Bank's holding company. At that time, the Company had an initial public offering of its common stock, no par value (the "Common Stock").

         The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHCA") and the savings bank holding company laws of North Carolina. The Company's and the Bank's principal office is located at 22 Winston Street, Thomasville, North Carolina. The Company's activities consist of investing the proceeds of the Conversion which were retained at the holding company level, holding certain indebtedness outstanding from the Bank's Employee Stock Ownership Plan (the "ESOP"), and owning the Bank. The Company's principal sources of income are earnings on capital retained by the Company, interest payments received on the indebtedness from the ESOP, and dividends paid by the Bank to the Company, if any.

         The Bank was organized in 1915, and has been a member of the Federal Home Loan Bank (the "FHLB") system and its deposits have been federally insured since the late 1950's. The deposits of the Bank are insured by the Savings Association Insurance Fund (the "SAIF") of the Federal Deposit Insurance Corporation (the "FDIC") to the maximum amount permitted by law.

         The Bank conducts business through its full service office in Thomasville, North Carolina. The Bank's primary market area encompasses the communities within a 10-mile radius of its office, which includes portions of Davidson, Randolph and Guilford counties in North Carolina. At June 30, 1998, the Company had total assets of $96.9 million, net loans of $70 million, deposits of $73 million, investment securities of $23.9 million and stockholders' equity of $18.7 million.

         At June 30, 1998, the Company and the Bank had a total of 11 full-time employees.

         The Company has no operations and conducts no business of its own other than owning the Bank, investing its portion of the net proceeds received in the Conversion and lending funds to the ESOP. Accordingly, the discussion of the business which follows in this Form 10-KSB concerns the business conducted by the Bank, unless indicated otherwise.

Lending Activities

         The Bank is engaged primarily in the business of attracting deposits from the general public and using such deposits to make mortgage loans secured by real estate. The Bank's primary source of revenue is interest and fee income from its lending activities, consisting primarily of mortgage loans for the purchase or refinancing of one-to-four family residential real property located in its primary market area. The Bank also makes loans secured by multi-family and commercial properties, construction loans, home equity loans, savings account loans and various types of consumer loans. Approximately 2% of the Bank's loan portfolio, before net items, is not secured by real estate. On June 30, 1998, the Bank's largest single outstanding loan had a balance of approximately $781,000. In addition to interest earned on loans, the Bank receives fees in connection with loan originations, loan servicing, loan modifications, late payments, loan assumptions and other miscellaneous services. The Bank generally does not sell its loans; both fixed and adjustable rate loans are originated with the intention that they will be held in the Bank's loan portfolio.

         The Bank's net loan portfolio totaled approximately $70 million at June 30, 1998 representing approximately 70% of the Bank's total assets at such date. At June 30, 1998, 77.4% of the Bank's loan portfolio, before net items, was composed of one-to four-family residential mortgage loans. Multi-family residential and commercial real estate loans represented 12.3% of the Bank's loan portfolio, before net items, on such date. Construction loans and home equity loans represented 6.4% and 1.7%, respectively, of the Bank's loan portfolio, before net items, on such date. As of June 30, 1998, 16.8% of the loans in the Bank's loan portfolio had adjustable interest rates. Loans maturing or repricing on or after June 30, 1999, consist of fixed rate real estate loans of $57 million, adjustable rate real estate loans of $631,000 and other loans of $974,000; the Bank has no other adjustable rate loans. See Note C to the Financial Statements Contained in the 1998 Annual Report.

Investment Securities

         Interest and dividend income from investment securities generally provides the second largest source of income to the Bank after interest on loans. In addition, the Bank receives interest income from deposits in other financial institutions. The Company also has interest and dividend income from investing the proceeds of the Conversion. At June 30, 1998, the Company's and the Bank's investment portfolio totaled approximately $23.9 million and consisted of U.S. government and agency securities, mortgage-backed securities, municipal bonds, interest-earning deposits in other financial institutions, and stock of the Federal Home Loan Mortgage Corporation and the FHLB of Atlanta.

         Investments in mortgage-backed securities involve a risk that, because of changes in the interest rate environment, actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates. See Note B to the Financial Statements Contained in the 1998 Annual Report.

         As a member of the FHLB of Atlanta, the Bank is required to maintain an investment in stock of the FHLB of Atlanta equal to the greater of 1% of the Bank's outstanding home loans or 5% of its outstanding advances from the FHLB of Atlanta. No ready market exists for such stock, which is carried at cost. As of June 30, 1998, the Bank's investment in stock of the FHLB of Atlanta was $652,600.

         North Carolina regulations require the Bank to maintain a minimum amount of liquid assets which may be invested in specified short-term securities. See "-- Regulation of the Bank - Liquidity." The Bank is also permitted to make certain other securities investments.

Deposits and Borrowings

         Deposits. Deposits are the primary source of the Bank's funds for lending and other investment purposes. The Bank attracts both short-term and long-term deposits from the general public by offering a variety of accounts and rates. The Bank offers passbook savings accounts, statement savings accounts, negotiable order of withdrawal accounts, money market demand accounts, non-interest-bearing accounts, and fixed interest rate certificates with varying maturities. At June 30, 1998, 71.9% of the Bank's deposits consisted of certificate accounts, 7.3% consisted of passbook and statement savings accounts, 20.6% consisted of interest-bearing transaction accounts and 0.1% consisted of noninterest-bearing transaction accounts. Deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition, and other factors, including the restructuring of the thrift industry. The Bank's savings deposits traditionally have been obtained primarily from its primary market area. The Bank utilizes traditional marketing methods to attract new customers and savings deposits, including television advertising, print media advertising and direct mailings. The Bank does not advertise for deposits outside of its local market area or utilize the services of deposit brokers. See Note G to the Financial Statements Contained in the 1998 Annual Report.

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

         Borrowings. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes. Although it has not done so in several years, the Bank may obtain advances from the FHLB of Atlanta to supplement its liquidity needs. The FHLB system functions in a reserve credit capacity for savings institutions. As a member, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta on the security of that stock and a floating lien on certain of its real estate secured loans and other assets. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB of Atlanta's assessment of the institution's creditworthiness. At June 30, 1998, the Company had $4.2 million in outstanding borrowings. Such borrowings were repaid on July 2, 1998.

Results of Operations

         The Bank's results of operations are dependent primarily on net interest income, which is the difference between the income earned on its interest-earning assets, such as loans and investments, and the cost of its interest-bearing liabilities, consisting of deposits and borrowings. The Bank's operations are affected to a much lesser degree by non-interest income, such as transaction and other service fee income, and other sources of income. The Bank's net income is also affected by, among other things, provisions for loan losses and operating expenses. The Bank's principal operating expenses, aside from interest expense, consist of compensation and employee benefits, office occupancy costs, data processing expenses and federal deposit insurance premiums. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and policies concerning monetary and fiscal affairs, housing and financial institutions and the attendant actions of regulatory authorities.

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

Subsidiaries

         The Bank is the only subsidiary of the Company. As a North Carolina chartered savings bank, the Bank is able to invest up to 10% of its total assets in subsidiary service corporations. However, any investment in a service corporation which would cause the Bank to exceed an investment of 3% of assets must receive prior approval of the FDIC. The Bank has one subsidiary which is not active and has never engaged in any business.

Competition

         The Bank faces strong competition both in attracting deposits and making real estate and other loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions and commercial banks located in its primary market area, including large financial institutions which have greater financial and marketing resources available to them. As of June 30, 1998, there were eight depository institutions with 14 offices in Thomasville, North Carolina. Based upon 1997 comparative data, the Bank had 17.4% of the deposits in Thomasville, and 5.7% of the deposits in Davidson County. The Bank has also faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The ability of the Bank to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

         The Bank experiences strong competition for real estate loans from other savings institutions, commercial banks, credit unions and mortgage banking companies. It competes for loans primarily through the interest rates and loan fees it charges, the efficiency and quality of services it provides borrowers, and its more flexible underwriting standards. Competition may increase as a result of recent reductions in restrictions on the interstate operations of financial institutions.

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

Regulation of the Bank

         General. Federal and state legislation and regulation significantly affect the operations of federally insured savings institutions and other federally regulated financial institutions. The operations of regulated depository institutions, including the Bank, are subject to changes in applicable statutes and regulations from time to time. Such changes may or may not be favorable to the Bank.

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

         An institution which fails to meet minimum capital requirements may be subject to a capital directive which is enforceable in the same manner and to the same extent as a final cease and desist order, and must submit a capital plan within 60 days to the FDIC. If the leverage ratio falls to 2% or less, the bank may be deemed to be operating in an unsafe or unsound condition, allowing the FDIC to take various enforcement actions, including possible termination of insurance or placement of the institution in receivership. At June 30, 1998, the Bank had a leverage ratio of 22.5%.

         The Administrator requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement.

         At June 30, 1998, the Bank complied with each of the capital requirements of the FDIC and the Administrator.

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

         As of June 30, 1998, the largest aggregate amount of loans which the Bank had to any one borrower was $1.5 million. The Bank had no loans outstanding which management believes violate the applicable loans-to-one-borrower limits. The Bank does not believe that the loans-to-one-borrower limits will have a significant impact on its business, operations and earnings.

         Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the FHLB of Atlanta. On June 30, 1998, the Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock of $652,600.

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

         Federal Reserve System. Federal Reserve regulations require savings banks, not otherwise exempt from the regulations, to maintain reserves against their transaction accounts (primarily negotiable order of withdrawal accounts) and certain nonpersonal time deposits. The reserve requirements are subject to adjustment by the Federal Reserve. As of June 30, 1998, the Bank was in compliance with the applicable reserve requirements of the Federal Reserve.

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

         Liquidity. The Bank is subject to the Administrator's requirement that the ratio of liquid assets to total assets equal at least 10%. The computation of liquidity under North Carolina regulation allows the inclusion of mortgage-backed securities and investments which, in the judgment of the Administrator, have a readily marketable value, including investments with maturities in excess of five years. On June 30, 1998, the Bank's liquidity ratio, calculated in accordance with North Carolina regulations, was approximately 25.5%.

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

         The Interstate Banking Act also provides for interstate branching, effective June 1, 1997, allowing interstate branching in all states, provided that a particular state has not specifically denied interstate branching by legislation prior to such time. Unlike interstate acquisitions, a state could deny interstate branching if it specifically elected to do so by June 1, 1997. States could choose to allow interstate branching prior to June 1, 1997 by opting-in to a group of states that permitted these transactions. These states generally allow interstate branching via a merger of an out-of-state bank with an in-state bank, or on a de novo basis. North Carolina has enacted legislation permitting branching transactions.

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

ITEM 2.   DESCRIPTION OF PROPERTY

         The following table sets forth the location of the Bank's headquarters office in Thomasville, North Carolina, as well as certain other information relating to this office as of June 30, 1998:


                                                Net Book
                                                Value of
                                              Property and          Owned or
                                              Improvements           Leased
                                              ------------          --------
22 Winston Street
Thomasville, North Carolina 27360               $590,112             Owned


         The Bank's headquarters is the only real property owned by the Company that is used in its operations. The Bank's management considers the property to be in good condition and is of the opinion that it is adequately covered by insurance. The total net book value of the Bank's furniture, fixtures and equipment at June 30, 1998 was $97,183. Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of by the Bank in an effort to recover its investment. As of June 30, 1998 the Bank recorded $7,500 in real estate acquired in settlement of loans.

ITEM 3.       LEGAL PROCEEDINGS

         In the opinion of management, neither the Company nor the Bank is involved in any pending legal proceedings other than routine litigation that is incidental to the business.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's stockholders during the quarter ended June 30, 1998.



                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

         See the information under the section captioned "Common Stock Information" on page 42 of the Company's 1998 Annual Report, which section is incorporated herein by reference. See "ITEM 1. DESCRIPTION OF BUSINESS -- Regulation of the Bank -- Restrictions on Dividends and Other Capital Distributions" above for regulatory restrictions which limit the ability of the Bank to pay dividends to the Company.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS

         See the information set forth under ITEM 1 above and the information set forth under the section captioned "Management's Discussion and Analysis" on pages 3 through 12 in the Company's 1998 Annual Report, which section is incorporated herein by reference.

ITEM 7.       FINANCIAL STATEMENTS

         The consolidated financial statements of the Company set forth on pages 13 through 41 in the Company's 1998 Annual Report are incorporated herein by reference.

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

         N/A.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(a) OF THE EXCHANGE ACT

         The information required by this Item regarding directors and executive officers of the Company is set forth under the sections captioned "Proposal 1 -- Election of Directors" on page 6 of the Proxy Statement and "Executive Officers" on page 8 of the Proxy Statement, which sections are incorporated herein by reference.

         The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" set forth on page 5 of the Proxy Statement, which is incorporated herein by reference.

ITEM 10.       EXECUTIVE COMPENSATION

         The information required by this Item is set forth under the sections captioned "Proposal 1 -- Election of Directors -- Directors Compensation" on page 7 and "-- Management Compensation" on pages 8 through 16 of the Proxy Statement, which sections are incorporated herein by reference.


ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

         The information required by this Item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners" on pages 2 through 5 of the Proxy Statement.


ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See the section captioned "Certain Indebtedness and Transactions of Management" on page 16 of the Proxy Statement, which section is incorporated herein by reference.


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

         10(a)        Employment Agreement with James G. Hudson, Jr.
                      incorporated herein by reference to Exhibit 10(a) of the Company's Annual Report on From 10-KSB for the fiscal year ended June 30, 1997 filed September 25, 1997.

         10(b)        Special Termination Agreements with John E. Todd and Drema
                      A. Michael incorporated herein by reference to Exhibit 10(b) of the Company's Annual Report on From 10-KSB for the fiscal year ended June 30, 1997 filed September 25, 1997.

         10(c)        Supplemental Income Agreements with James G. Hudson, Jr.
                      incorporated herein by reference to Exhibit 10(c) of the Company's Annual Report on From 10-KSB for the fiscal year ended June 30, 1997 filed September 25, 1997.

         10(d) Century Bancorp, Inc. Stock Option Plan incorporated herein by reference to Appendix A to the Company's Proxy Statement for the Special Meeting of Stockholders held on February 17, 1998 and filed January 9, 1998.

         10(e) Home Savings, Inc., SSB Management Recognition Plan and Trust Agreement incorporated herein by reference to Appendix A to the Company's Proxy Statement for the Special Meeting of Stockholders held on February 17, 1998 and filed January 9, 1998.

         (11)         Statement Regarding Computation of Per Share Earnings

         (13)         Portions of 1998 Annual Report to Stockholders

         (21)         See ITEM 1. -- "DESCRIPTION OF BUSINESS --Subsidiaries."
                      for discussion of subsidiaries

         (27)         Financial Data Schedule

Reports on Form 8-K

         The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CENTURY BANCORP, INC.


Date:  September 21, 1998             By: /s/ James G. Hudson, Jr.
                                          -------------------------------------
                                          James G. Hudson, Jr.
                                          President, Treasurer, and Chief
                                          Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                                       Title                                 Date
---------                                       -----                                 ----

 /s/ James G. Hudson, Jr.              President, Chief Executive                  September 21, 1998
-----------------------------------    Officer, Treasurer  and Director
James G. Hudson, Jr.

 /s/ John E. Todd                      Vice-President                              September 21, 1998
-----------------------------------
John E. Todd

 /s/ Drema A. Michael                  Assistant Treasurer and                     September 21, 1998
-----------------------------------    Secretary
Drema A. Michael

 /s/ Henry H. Darr                     Director                                    September 21, 1998
-----------------------------------
Henry H. Darr

 /s/ John R. Hunnicutt                 Director                                    September 21, 1998
-----------------------------------
John R. Hunnicutt

 /s/ F. Stuart Kennedy                 Director                                    September 21, 1998
-----------------------------------
F. Stuart Kennedy

 /s/ Milton T. Riley, Jr.              Director                                    September 21, 1998
-----------------------------------
Milton T. Riley, Jr.
