Form 10QSB
period 1998-09-30
CENTURY BANCORP INC /NC
filed 1998-11-12
CIK 1019055

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


                                  FORM 10-QSB


                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


                    [_]  Transition Report Under Section 13
                         or 15(d) of the Exchange Act

              For the transition period ended ___________________


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

YES   X        NO _____
    -----

As of November 6, 1998, 1,255,869 shares of the issuer's common stock, no par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 11 pages.

                                                                                                  Page No.
                                                                                                  --------
PART 1.   FINANCIAL INFORMATION

ITEM 1 -  FINANCIAL STATEMENTS (UNAUDITED)

            Consolidated Statements of Financial Condition
            September 30, 1998 and June 30, 1998................................................      3

            Consolidated Statements of Operations
            Three Months Ended September 30, 1998 and 1997......................................      4

            Consolidated Statements of Cash Flows
            Three Months Ended September 30, 1998 and 1997......................................      5

            Notes to Consolidated Financial Statements..........................................      6

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.      7

PART II.  OTHER INFORMATION

             Item 6.  Exhibits and Reports on Form 8-K..........................................     10

PART 1.  FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
-----------------------------


                     CENTURY BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------

                                                                   September 30,
                                                                        1998       June 30,
ASSETS                                                              (Unaudited)     1998 *
                                                                   --------------  ---------
                                                                        (In Thousands)
Cash on hand and in banks                                                $   646    $ 1,450
Interest-bearing balances in other banks                                     542      5,356
Investment securities available for sale, at fair value                    7,616      7,709
Investment securities held to maturity, at amortized cost                  9,220     10,217
Loans receivable, net                                                     72,194     69,997
Accrued interest receivable                                                  559        545
Premises and equipment, net                                                  678        687
Real estate acquired in settlement of loans                                    8          8
Stock in the Federal Home Loan Bank, at cost                                 653        653
Other assets                                                                 204        244
                                                                         -------    -------
                                                  TOTAL ASSETS           $92,320    $96,866
                                                                         =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
 Deposit accounts                                                        $72,626    $73,023
 Note payable                                                                  -      4,200
 Accrued interest payable                                                     97        152
 advance payments by borrowers for property taxes and insurance               48        171
 Accrued expenses and other liabilities                                      593        588
                                                                         -------    -------
                                             TOTAL LIABILITIES            73,364     78,134
                                                                         -------    -------
STOCKHOLDERS' EQUITY
 Preferred stock, no par value, 5,000,000 shares
authorized, no shares issued and outstanding                                   -          -
 Common stock, 20,000,000 shares authorized;
  1,270,869 shares issued and outstanding                                  9,215      9,224
 ESOP loan and unvested stock awards                                      (3,381)    (3,519)
 Retained earnings, substantially restricted                              12,626     12,579
 Unrealized holding gains                                                    496        448
                                                                         -------    -------
                                    TOTAL STOCKHOLDERS' EQUITY            18,956     18,732
                                                                         -------    -------
                                         TOTAL LIABILITIES AND
                                          STOCKHOLDERS' EQUITY           $92,320    $96,866
                                                                         =======    =======

* Derived from audited financial statements

See accompanying notes.

                     CENTURY BANCORP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                       Three Months Ended
                                                          September 30,
                                                          -------------
                                                   1998                  1997
                                            ------------------  ----------------------
                                               (In Thousands, Except Per Share Data)
INTEREST INCOME
 Loans                                              $    1,409              $    1,300
 Investments and deposits in other banks                   297                     528
                                                    ----------              ----------
                    TOTAL INTEREST INCOME                1,706                   1,828
     INTEREST EXPENSE ON DEPOSIT ACCOUNTS                  931                     897
                                                    ----------              ----------
                      NET INTEREST INCOME                  775                     931
PROVISION FOR LOAN LOSSES                                    5                       5
                                                    ----------              ----------
                NET INTEREST INCOME AFTER
                PROVISION FOR LOAN LOSSES                  770                     926
                                                    ----------              ----------
OTHER INCOME                                                 5                       6
                                                    ----------              ----------
GENERAL AND ADMINISTRATIVE EXPENSES
 Compensation and benefits                                 245                     193
 Occupancy                                                  21                      18
 Data processing expenses                                   36                      26
 Federal deposit insurance premiums                         11                      10
 Other                                                      95                      85
                                                    ----------              ----------
                        TOTAL GENERAL AND
                  ADMINISTRATIVE EXPENSES                  408                     332
                                                    ----------              ----------
                            INCOME BEFORE
                       INCOME TAX EXPENSE                  367                     600
INCOME TAX EXPENSE                                         125                     204
                                                    ----------              ----------
                               NET INCOME           $      242              $      396
                                                    ==========              ==========
NET INCOME PER COMMON SHARE
 Basic and diluted                                  $      .22              $      .35
                                                    ==========              ==========
  Weighted average shares outstanding                1,121,089               1,127,748
                                                    ==========              ==========

DIVIDEND PER COMMON SHARE                           $      .17              $      .17
                                                    ==========              ==========

See accompanying notes.

                     CENTURY BANCORP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                         Three Months Ended
                                                                                             September 30,
                                                                                        ----------------------
                                                                                           1998         1997
                                                                                        -----------  ---------
                                                                                            (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                                 $   242   $   396
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                                   12        12
  Deferred compensation                                                                           6         6
  Amortization of discounts and premiums on securities                                            2        13
  Provision for loan losses                                                                       5         6
  Deferred income taxes                                                                         (48)        -
  Amortization of unearned stock compensation                                                   131        20
  Gain on sale of real estate acquired in foreclosure                                             -        (1)
  Change in assets and liabilities
   (Increase) decrease in accrued interest receivable                                           (14)      121
   Increase (decrease) in accrued interest payable                                              (55)       12
   Other                                                                                         55        45
                                                                                            -------   -------
                                                              NET CASH PROVIDED BY
                                                              OPERATING ACTIVITIES              336       630
                                                                                            -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
 Net decrease in interest-bearing balances in other banks                                     4,814     1,240
 Purchases of:
  Held to maturity investment securities                                                          -    (1,250)
 Proceeds from sales, maturities and calls of:
  Available for sale investment securities                                                      166     1,239
  Held to maturity investment securities                                                      1,000     1,000
 Net increase in loans                                                                       (2,202)   (2,278)
 Purchases of property and equipment                                                             (3)      (21)
 Proceeds from sale of real estate acquired in settlement of loans                                -         7
                                                                                            -------   -------
                                                          NET CASH PROVIDED (USED)
                                                           BY INVESTING ACTIVITIES            3,775       (63)
                                                                                            -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net decrease in demand deposits                                                               (542)     (544)
 Net increase in certificate accounts                                                           145       581
 Repayment of note payable                                                                   (4,200)        -
 Decrease in advances from borrowers                                                           (123)      (95)
 Cash dividends paid                                                                           (195)     (187)
                                                                                            -------   -------
                                                                     NET CASH USED
                                                           BY FINANCING ACTIVITIES           (4,915)     (245)
                                                                                            -------   -------
                                                        NET INCREASE (DECREASE) IN
                                                         CASH ON HAND AND IN BANKS             (804)      322
CASH ON HAND AND IN BANKS, BEGINNING                                                          1,450     1,369
                                                                                            -------   -------
                                                 CASH ON HAND AND IN BANKS, ENDING          $   646   $ 1,691
                                                                                            =======   =======

See accompanying notes.

                     CENTURY BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended September 30, 1998 and 1997, in conformity with generally accepted accounting principles. The financial statements include the accounts of Century Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Home Savings, Inc., SSB ("Home Savings" or the "Bank"). Operating results for the three months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company's annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B - NET INCOME PER SHARE

Net income per share has been computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. In accordance with generally accepted accounting principles, management recognition plan shares and employee stock ownership plan shares are only considered outstanding for the basic earnings per share calculations when they are earned or committed to be released. Unearned shares in the management recognition plan had no dilutive effect for the three months ended September 30, 1998. No potentially dilutive securities were outstanding during the three months ended September 30, 1997.

NOTE C - COMPREHENSIVE INCOME

On July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). This pronouncement establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains and losses that are excluded from earnings under current accounting standards. This statement does not change or modify the reporting or display in the statement of operations. SFAS No. 130 is effective for the Company for interim and annual periods beginning on or after July 1, 1998. Comparative financial statements for earlier periods are required to reflect retroactive application of this statement. For the three months ended September 30, 1998 and 1997, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $290,000 and $436,000, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1998 AND JUNE 30, 1998

Consolidated total assets decreased by $4.6 million during the three months ended September 30, 1998, from $96.9 million at June 30, 1998 to $92.3 million at September 30, 1998. This decrease resulted principally from the use of liquid assets to repay on July 2, 1998 borrowings of $4.2 million that had been outstanding as of the beginning of the quarter. The borrowings had been obtained during the prior quarter to provide funding for payment on April 6, 1998 of a special $10.00 per share return of capital dividend which aggregated $12.7 million.

During the quarter, reductions of $4.8 million and $1.1 million, respectively, in interest-bearing balances in other banks and investment securities available for sale were the principal sources of funding for the repayment of borrowings discussed above and for an increase of $2.2 million in loans receivable, which grew from $70.0 million at the beginning of the quarter to $72.2 million at quarter end.

Total stockholders' equity was $19.0 million at September 30, 1998 as compared with $18.7 million at June 30, 1998, an increase of $224,000 which resulted principally from net income of $242,000 for the quarter, a net increase of $46,000 in unrealized holding gains on available for sale investment securities, and amortization of unearned ESOP and MRP compensation of $131,000, while the regular quarterly dividend aggregated $195,000 or $.17 per share. At June 30, 1998, both the Holding Company and the Bank continued to significantly exceed all applicable regulatory capital requirements.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Net Income. Net income for the quarter ended September 30, 1998 was $242,000, or $.22 per share, as compared with net income of $396,000, or $.35 per share, for the three months ended September 30, 1997, a decrease of $154,000 or $.13 per share. This decrease resulted principally from a reduction of $10.2 million in net interest earning assets arising from the payment on April 6, 1998 of a special dividend that aggregated $12.7 million. Based upon yields currently available on liquid assets, the reduction in liquid assets for payment of the special dividend had the effect of reducing net interest income and income before income taxes during the three months ended June 30, 1998 by approximately $167,000, while reducing after tax net income by approximately $110,000. The balance of the decrease in net income results from an increase of $76,000 in general and administrative expenses.

Net Interest Income. Net interest income for the quarter ended September 30, 1998 was $775,000 as compared with $931,000 during the quarter ended September 30, 1997, a decrease of $156,000. The decrease resulted primarily from payment of the special dividend discussed under the caption "Net Income," offset somewhat by a larger concentration of interest earning assets in higher yielding loans during the current quarter.

Provision for Loan Losses. The provision for loan losses was $5,000 and $5,000 for the quarters ended September 30, 1998 and 1997, respectively. There were no net loan charge-offs during either quarter. At September 30, 1998, nonaccrual loans aggregated $271,000, while the allowance for loan losses stood at $555,000.

General and Administrative Expenses. General and administrative expenses increased to $408,000 during the quarter ended September 30, 1998 as compared with $332,000 for the quarter ended September 30, 1997, an increase of $76,000. The most significant component of this increase relates to personnel costs which increased by $52,000 principally as a result of costs attributable to awards previously granted under the Management Recognition Plan.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 34.1% and 34.0% for the quarters ended September 30, 1998 and 1997, respectively.

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

As a North Carolina-chartered savings bank, Home Savings must maintain liquid assets equal to at least 10% of assets. The computation of liquidity under North Carolina regulations allows the inclusion of mortgage-backed securities and investments with readily marketable value, including investments with maturities in excess of five years. Home Savings' liquidity ratio at September 30, 1998, as computed under North Carolina regulations, was approximately 19%. On a consolidated basis, liquid assets represented 20% of total assets. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

As a North Carolina-chartered savings bank, Home Savings is subject to the capital requirements of the Federal Deposit Insurance Corporation ("FDIC") and the North Carolina Administrator of Savings Institutions ("N. C. Administrator"). The FDIC requires state-chartered savings banks to have a minimum leverage ratio of Tier I capital (principally consisting of common shareholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain intangible assets) to total assets of at least 3%; provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and
(ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the state minimum. The FDIC also requires Home Savings to have a ratio of total capital to risk-weighted assets of at least 8%, of which at least 4% must be comprised of Tier I capital. The N. C. Administrator requires a net worth equal to at least 5% of total assets. At September 30, 1998, Home Savings exceeded the capital requirements of both the FDIC and the N. C. Administrator.

THE YEAR 2000

The Year 2000 issue confronting the Company and its suppliers, customers, customers' suppliers, and competitors centers on the inability of computer systems to recognize the Year 2000. Many existing computer programs and systems were originally programmed with six digit dates that provided only two digits to identify the calendar year, without considering the upcoming change in the century. Monitoring and managing the Year 2000 project will result in additional direct costs. Management presently believes that with modifications to existing software and conversions to new software, the Year 2000 matter will be mitigated without causing a material adverse impact on operations. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company. Relations with third parties in which electronic data is exchanged exposes the Company to some risk of loss in the event the other party makes a mistake or is unable to perform. In the Year 2000 context, the Company is working to identify where such exposure may exist and is in the process of developing contingency plans in order to minimize risk of loss due to third parties' Year 2000 vulnerabilities. In addition, the Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which it is vulnerable to those third parties' failure to remediate their own Year 2000 issues. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company in future periods. The full cost for becoming Year 2000 compliant has not been determined; however, management believes it will not be material to the Company's financial statements.

PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

              (27)  Financial data schedule

         (b)  Reports on Form 8-K.

              A report on Form 8-K was filed on August 14, 1998 to announce that the Company's Board of Directors had on that date adopted a stock repurchase plan.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   CENTURY BANCORP, INC.


Date:   November 9, 1998           By:  /s/ James G. Hudson, Jr.
                                        ---------------------------------------
                                        James G. Hudson, Jr.
                                        Chief Executive Officer



Date:   November 9, 1998           By:  /s/ Drema A. Michael
                                        ---------------------------------------
                                        Drema A. Michael
                                        Chief Financial Officer