Form 10QSB
period 1998-12-31
CENTURY BANCORP INC /NC
filed 1999-02-09
CIK 1019055

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                  FORM 10-QSB


                [X] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 1998


                    [_] Transition Report Under Section 13
                         or 15(d) of the Exchange Act

                For the transition period ended _____________________


                        Commission File Number   000-21881
                                               ---------------

                             CENTURY BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


        North Carolina                                      56-1981518
-----------------------------------                -----------------------------
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

As of February 2, 1999, 1,231,069 shares of the issuer's common stock, no par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 12 pages.

                                                                                          Page No.
                                                                                          --------
Part 1.       FINANCIAL INFORMATION

Item 1 -      Financial Statements (Unaudited)

                  Consolidated Statements of Financial Condition
                  December 31, 1998 and June 30, 1998...............................         3

                  Consolidated Statements of Operations
                  Three Months and Six Months Ended December 31, 1998 and 1997......         4

                  Consolidated Statements of Cash Flows
                  Six Months Ended December 31, 1998 and 1997.......................         5

                  Notes to Consolidated Financial Statements........................         6

Item 2 -      Management's Discussion and Analysis of Financial Condition and
              Results of Operations.................................................         8

Part II.      Other Information

                  Item 4.  Submission of Matters to a Vote of Security Holders......        11

                  Item 6.  Exhibits and Reports on Form 8-K.........................        11

Part 1.  Financial Information
Item 1 - Financial Statements
-----------------------------

                      Century Bancorp, Inc. and Subsidiary
                 Consolidated Statements of Financial Condition
--------------------------------------------------------------------------------

                                                                                     December 31,
                                                                                        1998            June 30,
ASSETS                                                                               (Unaudited)         1998 *
                                                                                    -------------     -------------
                                                                                            (In Thousands)
Cash on hand and in banks                                                           $       1,377     $       1,450
Interest-bearing balances in other banks                                                    4,206             5,356
Investment securities available for sale, at fair value                                     7,618             7,709
Investment securities held to maturity, at amortized cost                                   7,776            10,217
Loans receivable, net                                                                      71,993            69,997
Accrued interest receivable                                                                   481               545
Premises and equipment, net                                                                   666               687
Real estate acquired in settlement of loans                                                     8                 8
Stock in the Federal Home Loan Bank, at cost                                                  653               653
Other assets                                                                                  351               244
                                                                                    -------------     -------------

                                                                    TOTAL ASSETS    $      95,129     $      96,866
                                                                                    =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Deposit accounts                                                                 $      73,470     $      73,023
   Advances from the FHLB                                                                   2,000                 -
   Note payable                                                                                 -             4,200
   Accrued interest payable                                                                   113               152
   Advance payments by borrowers for property taxes and insurance                             106               171
   Accrued expenses and other liabilities                                                     651               588
                                                                                    -------------     -------------

                                                               TOTAL LIABILITIES           76,340            78,134
                                                                                    -------------     -------------

STOCKHOLDERS' EQUITY
   Preferred stock, no par value, 5,000,000 shares
    authorized, no shares issued and outstanding                                                -                 -
   Common stock, 20,000,000 shares authorized;
   1,236,869 and 1,270,869 shares, respectively,
   issued and outstanding                                                                   9,005             9,224
   ESOP loan and unvested stock awards                                                     (3,237)           (3,519)
   Retained earnings, substantially restricted                                             12,392            12,579
   Unrealized holding gains                                                                   629               448
                                                                                    -------------     -------------

                                                      TOTAL STOCKHOLDERS' EQUITY           18,789            18,732
                                                                                    -------------     -------------

                                                           TOTAL LIABILITIES AND
                                                            STOCKHOLDERS' EQUITY    $      95,129     $      96,866
                                                                                    =============     =============

* Derived from audited financial statements

See accompanying notes.

                      Century Bancorp, Inc. and Subsidiary
                Consolidated Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                         Three Months Ended                 Six Months Ended
                                                            December 31,                      December 31,
                                                   ------------------------------    ------------------------------
                                                       1998             1997             1998             1997
                                                   -------------    -------------    -------------    -------------
                                                                 (In Thousands except per share data)
INTEREST INCOME
   Loans                                           $       1,446    $       1,261    $       2,855    $       2,561
   Investments and deposits in other banks                   275              498              572            1,026
                                                   -------------    -------------    -------------    -------------

                          TOTAL INTEREST INCOME            1,721            1,759            3,427            3,587
                                                   -------------    -------------    -------------    -------------

INTEREST EXPENSE
   Deposit accounts                                          940              920            1,871            1,817
   Borrowings                                                 14                -               14                -
                                                   -------------    -------------    -------------    -------------

                         TOTAL INTEREST EXPENSE              954              920            1,885            1,817
                                                   -------------    -------------    -------------    -------------

                            NET INTEREST INCOME              767              839            1,542            1,770

PROVISION FOR LOAN LOSSES                                      4                4                9                9
                                                   -------------    -------------    -------------    -------------

                      NET INTEREST INCOME AFTER
                      PROVISION FOR LOAN LOSSES              763              835            1,533            1,761
                                                   -------------    -------------    -------------    -------------

OTHER INCOME                                                  11                9               16               15
                                                   -------------    -------------    -------------    -------------

GENERAL AND ADMINISTRATIVE
 EXPENSES
   Compensation and benefits                                 272              169              517              362
   Occupancy                                                  22               26               43               44
   Data processing expenses                                   33               24               69               50
   Federal deposit insurance premiums                         11               12               22               22
   Other expenses                                            105               85              200              170
                                                   -------------    -------------    -------------    -------------

                              TOTAL GENERAL AND
                        ADMINISTRATIVE EXPENSES              443              316              851              648
                                                   -------------    -------------    -------------    -------------

                                  INCOME BEFORE
                                   INCOME TAXES              331              528              698            1,128

PROVISION FOR INCOME TAXES                                   112              178              237              382
                                                   -------------    -------------    -------------    -------------

                                     NET INCOME    $         219    $         350    $         461    $         746
                                                   =============    =============    =============    =============

NET INCOME PER COMMON SHARE
   Basic and diluted                               $         .20    $        .31     $        .42     $        .66
                                                   =============    ============     ============     ============

   Weighted average shares outstanding                 1,095,625        1,128,630        1,110,087        1,128,630
                                                   =============    =============    =============    =============

DIVIDEND PER COMMON SHARE                          $         .17    $        .17     $        .34     $        .33
                                                   =============    ============     ============     ============

See accompanying notes.

                      Century Bancorp, Inc. and Subsidiary
                Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                             Six Months Ended
                                                                                                December 31,
                                                                                     ------------------------------
                                                                                         1998             1997
                                                                                     -------------    -------------
                                                                                             (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                        $         461    $         746
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                               24               24
     Deferred compensation                                                                      11               11
     Amortization of discounts and premiums on securities                                        2               12
     Provision for loan losses                                                                   9                9
     Deferred income taxes                                                                     (48)               -
     Amortization of unearned stock compensation                                               265               45
     Gain on sale of real estate acquired in foreclosure                                         -               (1)
     Change in assets and liabilities
       (Increase) decrease in accrued interest receivable                                       64               (6)
       Increase (decrease) in accrued interest payable                                         (39)              25
       Other                                                                                  (124)            (110)
                                                                                     -------------    -------------

                                                             NET CASH PROVIDED BY
                                                             OPERATING ACTIVITIES              625              755
                                                                                     -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net decrease in interest-bearing balances in other banks                                  1,150            1,046
   Purchases of:
     Held to maturity investment securities                                                      -           (2,100)
   Proceeds from sales, maturities and calls of:
     Available for sale investment securities                                                  377            1,934
     Held to maturity investment securities                                                  2,450            1,200
   Net increase in loans                                                                    (2,005)          (3,671)
   Purchases of property and equipment                                                          (3)             (23)
   Proceeds from sale of real estate acquired in settlement of loans                             -                6
                                                                                     -------------    -------------

                                                         NET CASH PROVIDED (USED)
                                                          BY INVESTING ACTIVITIES            1,969           (1,608)
                                                                                     -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net decrease in demand deposits                                                            (168)            (297)
   Net increase in certificate accounts                                                        615            1,341
   Proceeds from FHLB advances                                                               2,000                -
   Repayment of note payable                                                                (4,200)               -
   Decrease in advances from borrowers                                                         (65)              (2)
   Repurchase of common shares                                                                (464)               -
   Cash dividends paid                                                                        (385)            (375)
                                                                                     -------------    --------------

                                                         NET CASH PROVIDED (USED)
                                                          BY FINANCING ACTIVITIES           (2,667)             667
                                                                                     -------------    -------------

                                                             NET DECREASE IN CASH
                                                             ON HAND AND IN BANKS              (73)            (186)
CASH ON HAND AND IN BANKS, BEGINNING                                                         1,450            1,369
                                                                                     -------------    -------------

                                                CASH ON HAND AND IN BANKS, ENDING    $       1,377    $       1,183
                                                                                     =============    =============

See accompanying notes.

                      Century Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles. The financial statements include the accounts of Century Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Home Savings, Inc., SSB ("Home Savings" or the "Bank"). Operating results for the three and six months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company's annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.


NOTE B - NET INCOME PER SHARE

Net income per share has been computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. In accordance with generally accepted accounting principles, management recognition plan shares and employee stock ownership plan shares are only considered outstanding for the basic earnings per share calculations when they are earned or committed to be released. Unearned shares in the management recognition plan had no dilutive effect for the three and six months ended December 31, 1998. No potentially dilutive common equivalent shares were outstanding during the three and six months ended December 31, 1997.


NOTE C - COMPREHENSIVE INCOME

On July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). This pronouncement establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains and losses that are excluded from earnings under current accounting standards. This statement does not change or modify the reporting or display in the statement of operations. SFAS No. 130 is effective for the Company for interim and annual periods beginning on or after July 1, 1998. Comparative financial statements for earlier periods are required to reflect retroactive application of this statement. For the three months ended December 31, 1998 and 1997, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $352,000 and $426,000, respectively. For the six months ended December 31, 1998 and 1997, total comprehensive income was $642,000 and $862,000, respectively.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

Comparison of Financial Condition at December 31, 1998 and June 30, 1998

Consolidated total assets decreased by $1.7 million during the six months ended December 31, 1998, from $96.9 million at June 30, 1998 to $95.1 million at December 31, 1998. This decrease resulted principally from the use of liquid assets to repay on July 2, 1998 borrowings of $4.2 million that had been outstanding as of the beginning of the current period. The borrowings had been obtained during the second calendar quarter of 1998 to provide funding for payment on April 6, 1998 of a special $10.00 per share return of capital dividend which aggregated $12.7 million.

During the six month period, reductions of $1.2 million and $2.4 million, respectively, in interest-bearing balances in other banks and investment securities held to maturity, together with proceeds of $2.0 million from Federal Home Loan Bank advances, were the principal sources of funding for the repayment of borrowings discussed above and for an increase of $2.0 million in loans receivable, which grew from $70.0 million at June 30, 1998 to $72.2 million at December 31, 1998.

Total stockholders' equity was $18.8 million at December 31, 1998 as compared with $18.7 million at June 30, 1998, an increase of $57,000 which resulted from net income of $461,000 for the six month period, a net increase of $181,000 in unrealized holding gains on available for sale investment securities, and amortization of unearned ESOP and MRP compensation of $265,000, while the regular quarterly dividends aggregated $385,000 or $.34 per share for the six month period. In addition, during the six months ended December 31, 1998 the Company repurchased 34,000 of its outstanding common shares at an aggregate cost of $464,000. At December 31, 1998, both the Holding Company and the Bank continued to significantly exceed all applicable regulatory capital requirements.

Comparison of Results of Operations for the Three Months Ended December 31, 1998 and 1997

Net Income and Net Interest Income. Net income for the quarter ended December 31, 1998 was $219,000, or $.20 per share, as compared with net income of $350,000, or $.31 per share, for the three months ended December 31, 1997, a decrease of $131,000 or $.11 per share. Net interest income for the three months ended December 31, 1998 was $767,000 as compared with $839,000 for the three months ended December 31, 1997, a decrease of $72,000. This decrease resulted principally from a reduction of $11.8 million in net interest earning assets arising from the payment on April 6, 1998 of a special dividend that aggregated $12.7 million. The effects of this decrease in net interest earning assets was offset somewhat by a higher level of loans receivable which yield a higher rate of interest. Loans receivable averaged $72.6 million during the current three month period as compared with $65.3 million during the corresponding period of the prior fiscal year, an increase of $7.3 million. The balance of the decrease in net income results from an increase of $127,000 in general and administrative expenses.

Provision for Loan Losses. The provision for loan losses was $4,000 for each of the quarters ended December 31, 1998 and 1997. There were no net loan charge-offs during either quarter. At December 31, 1998, nonaccrual loans aggregated $115,000, while the allowance for loan losses stood at $559,000.

General and Administrative Expenses. General and administrative expenses increased to $443,000 during the quarter ended December 31, 1998 as compared with $316,000 for the quarter ended December 31, 1997, an increase of $127,000. The most significant component of this increase relates to personnel costs which increased by $103,000 principally as a result of costs attributable to awards previously granted under the Management Recognition Plan

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 33.8% and 33.7% for the quarters ended December 31, 1998 and 1997, respectively.

Comparison of Results of Operations for the Six Months Ended December 31, 1998 and 1997

Net Income and Net Interest Income. Net income for the six months ended December 31, 1998 was $461,000, or $.42 per share, as compared with net income of $746,000, or $.66 per share, for the six months ended December 31, 1997, a decrease of $285,000 or $.24 per share. Net interest income for the six months ended December 31, 1998 was $1.5 million as compared with $1.8 million for the six months ended December 31, 1997, a decrease of $228,000. This decrease resulted principally from a reduction of $10.8 million in net interest earning assets arising from the payment on April 6, 1998 of a special dividend that aggregated $12.7 million. The effects of this decrease in net interest earning assets was offset somewhat by a higher level of loans receivable which yield a higher rate of interest. Loans receivable averaged $71.6 million during the current six month period as compared with $64.2 million during the corresponding period of the prior fiscal year, an increase of $7.4 million. The balance of the decrease in net income results from an increase of $203,000 in general and administrative expenses.

Provision for Loan Losses. The provision for loan losses was $9,000 for each of the six months ended December 31, 1998 and 1997. There were no net loan charge-offs during either of the six month periods ended December 31, 1998 and 1997.

General and Administrative Expenses. General and administrative expenses increased to $851,000 during the six months ended December 31, 1998 as compared with $648,000 for the six months ended December 31, 1997, an increase of $203,000. The most significant component of this increase relates to personnel costs which increased by $155,000 principally as a result of costs attributable to awards previously granted under the Management Recognition Plan

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 34.0% and 33.9% for the six months ended December 31, 1998 and 1997, respectively.

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

As a North Carolina-chartered savings bank, Home Savings must maintain liquid assets equal to at least 10% of assets. The computation of liquidity under North Carolina regulations allows the inclusion of mortgage-backed securities and investments with readily marketable value, including investments with maturities in excess of five years. Home Savings' liquidity ratio at December 31, 1998, as computed under North Carolina regulations, was approximately 17%. On a consolidated basis, liquid assets represented 22% of total assets. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

As a North Carolina-chartered savings bank, Home Savings is subject to the capital requirements of the Federal Deposit Insurance Corporation ("FDIC") and the North Carolina Administrator of Savings Institutions ("N. C. Administrator"). The FDIC requires state-chartered savings banks to have a minimum leverage ratio of Tier I capital (principally consisting of common shareholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain intangible assets) to total assets of at least 3%; provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and
(ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the state minimum. The FDIC also requires Home Savings to have a ratio of total capital to risk-weighted assets of at least 8%, of which at least 4% must be comprised of Tier I capital. The N. C. Administrator requires a net worth equal to at least 5% of total assets. At December 31, 1998, Home Savings exceeded the capital requirements of both the FDIC and the N. C. Administrator.

YEAR 2000 COMPLIANCE ISSUES

All levels of the Company's management and its Board of Directors are aware of the issues presented by the Year 2000 century change and the serious effects it may have on the Company and its customers. In May 1997, the Federal Financial Institutions Examination Council ("FFIEC") issued an Interagency Statement, "Year 2000 Project Management Awareness", to emphasize the critical issues that need to be addressed to implement an effective Year 2000 project management plan. The FFIEC Statement identifies five phases of the Year 2000 project management process. The Company has formed a Year 2000 project team, consisting of senior officers within the Company's operations, information systems, financial and management areas, to ensure that the Company will be Year 2000 compliant. Although the Company relies entirely upon outside vendors and service providers for its computer hardware and software and its security and communications equipment, all date sensitive systems are being evaluated for Year 2000 compliance. During 1998, the Company completed upgrading and testing of systems that have been identified as critical to conducting its banking business. Testing of systems with lower priorities is planned for early 1999. The Company is also developing contingency plans for its computer processes, including the use of alternative systems and the manual processing of certain critical operations. In addition, the Company is undertaking efforts to ensure that significant vendor and customer relationships are or will be Year 2000 compliant. There can be no guarantee that the systems of other entities on which the Company either directly or indirectly rely will be timely converted, or that a failure to convert by another entity, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company in future periods. However, the Company's management believes that all of its systems will be verified Year 2000 compliant and that the Company will be able to process without interruption into the next millennium. The Company estimates that its total Year 2000 compliance costs will aggregate approximately $28,000, including capital expenditures of approximately $5,000 and other expenses of approximately $23,000 that have been or will be charged to operations. In addition to the estimated costs of its Year 2000 compliance, the Company routinely makes annual investments in technology in its efforts to improve customer service and to efficiently manage its product and service delivery systems.

Part II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Stockholders was held on November 17, 1998. Of 1,270,869 shares entitled to vote at the meeting, 1,134,355 shares voted. The following matters were voted on at the meeting:

                                                                                Number of Votes
                                                            -----------------------------------------------------
                                                                For          Against       Withheld     Abstain
                                                            ----------     ----------     ----------   ----------
            1.   Election of directors:
                    Henry H. Darr                            1,113,573             -        20,782             -
                    James G. Hudson, Jr.                     1,113,773             -        20,582             -
                    John R. Hunnicutt                        1,111,473             -        22,882             -
                    F. Stewart Kennedy                       1,113,573             -        20,782             -
                    Milton T. Riley, Jr.                     1,113,573             -        20,782             -

            2.   Ratification of Dixon Odom
                 PLLC to serve as independent
                 auditor for the year ending
                 June 30, 1999                               1,127,742             1             -         6,612


Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits.

                 (27)  Financial data schedule

            (b)  Reports on Form 8-K.

No reports on Form 8-K were filed by the Bank during the quarter ended December 31, 1998.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    CENTURY BANCORP, INC.


Date: February 4, 1999              By: /s/ James G. Hudson, Jr.
                                        ------------------------------------
                                        James G. Hudson, Jr.
                                        Chief Executive Officer



Date: February 4, 1999              By: /s/ Drema A. Michael
                                        ------------------------------------
                                        Drema A. Michael
                                        Chief Financial Officer