Form 10QSB
period 1999-03-31
CENTURY BANCORP INC /NC
filed 1999-05-12
CIK 1019055

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-QSB


               [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


                    [_]  Transition Report Under Section 13
                         or 15(d) of the Exchange Act

    For the transition period ended ______________________________________


                    COMMISSION FILE NUMBER       000-21881
                                            ---------------------


                             CENTURY BANCORP, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


            NORTH CAROLINA                              56-1981518
---------------------------------             ---------------------------------
 (State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                   Identification Number)


                   22 WINSTON STREET, THOMASVILLE, NC  27360
--------------------------------------------------------------------------------
                    (Address of principal executive office)


                                (336) 475-4663
--------------------------------------------------------------------------------
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X
                                                                        ---
No _______

As of May 10, 1999, 1,138,669 shares of the issuer's common stock, no par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 12 pages.

                                                                            Page No.
                                                                            --------
PART I.   FINANCIAL INFORMATION

ITEM 1 -  FINANCIAL STATEMENTS (UNAUDITED)


            Consolidated Statements of Financial Condition
            March 31, 1999 and June 30, 1998..............................    3

            Consolidated Statements of Operations
            Three Months and Nine Months Ended March 31, 1999 and 1998....    4

            Consolidated Statements of Cash Flows
            Nine Months Ended March 31, 1999 and 1998.....................    5

            Notes to Consolidated Financial Statements....................    6

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS...........................................    7

PART II.  OTHER INFORMATION

            Item 6.  Exhibits and Reports on Form 8-K.....................   11

PART I.  FINANCIAL INFORMATION
Item 1 - Financial Statements
-----------------------------

                     CENTURY BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
================================================================================


                                                                           March 31,
                                                                              1999         June 30,
ASSETS                                                                     (Unaudited)      1998 *
                                                                          -----------     ---------
                                                                               (In Thousands)
Cash on hand and in banks                                                 $   837           $ 1,450
Interest-bearing balances in other banks                                      657             5,356
Investment securities available for sale, at fair value                     7,681             7,709
Investment securities held to maturity, at amortized cost                   8,278            10,217
Loans receivable, net                                                      72,096            69,997
Accrued interest receivable                                                   532               545
Premises and equipment, net                                                   654               687
Real estate acquired in settlement of loans                                     8                 8
Stock in the Federal Home Loan Bank, at cost                                  674               653
Other assets                                                                  341               244
                                                                          -------           -------
                                                   TOTAL ASSETS           $91,758           $96,866
                                                                          =======           =======
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Deposit accounts                                                         $72,543           $73,023
 Note payable                                                                   -             4,200
 Accrued interest payable                                                     107               152
 Advance payments by borrowers for property taxes and insurance               162               171
 Accrued expenses and other liabilities                                       626               588
                                                                          -------           -------
                                                TOTAL LIABILITIES          73,438            78,134
                                                                          -------           -------
STOCKHOLDERS' EQUITY
Preferred stock, no par value, 5,000,000 shares
 authorized, no shares issued and outstanding                                   -                 -
Common stock, 20,000,000 shares authorized;
 1,194,719 and 1,270,869 shares, respectively,
 issued and outstanding                                                     8,746             9,224
ESOP loan and unvested stock awards                                        (3,076)           (3,519)
Retained earnings, substantially restricted                                12,100            12,579
Unrealized holding gains                                                      550               448
                                                                          -------           -------
                                       TOTAL STOCKHOLDERS' EQUITY          18,320            18,732
                                                                          -------           -------
                                             TOTAL LIABILITIES AND
                                              STOCKHOLDERS' EQUITY        $91,758           $96,866
                                                                          =======           =======

* Derived from audited financial statements

See accompanying notes.

                     CENTURY BANCORP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
===============================================================================


                                               Three Months Ended      Nine Months Ended
                                                    March 31,              March 31,
                                             ---------------------   ---------------------
                                                1999        1998        1999        1998
                                             ----------   ---------  ----------  ---------
                                                    (In Thousands except per share data)
INTEREST INCOME
  Loans                                      $    1,396  $    1,350  $   4,251  $     3,911
  Investments and deposits in other banks           275         497        847        1,523
                                             ----------  ----------  ---------  -----------
           TOTAL INTEREST INCOME                  1,671       1,847      5,098        5,434
                                             ----------  ----------  ---------  -----------
INTEREST EXPENSE
  Deposit accounts                                  876         894      2,747        2,711
  Borrowings                                         12           -         26            -
                                             ----------  ----------  ---------  -----------
        TOTAL INTEREST EXPENSE                      888         894      2,773        2,711
                                             ----------  ----------  ---------  -----------

           NET INTEREST INCOME                      783         953      2,325        2,723
PROVISION FOR LOAN LOSSES                             5           5         14           14
                                             ----------  ----------  ---------  -----------
    NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                       778         948      2,311        2,709
                                             ----------  ----------  ---------  -----------
OTHER INCOME                                          9           7         25           22
                                             ----------  ----------  ---------  -----------
GENERAL AND ADMINISTRATIVE
 EXPENSES
  Compensation and benefits                         277         550        794          912
  Occupancy                                          22          23         65           67
  Data processing expenses                           43          29        112           79
  Federal deposit insurance premiums                 10          11         32           33
  Other expenses                                     99          73        299          243
                                             ----------  ----------  ---------  -----------
                TOTAL GENERAL AND
           ADMINISTRATIVE EXPENSES                  451         686      1,302        1,334
                                             ----------  ----------  ---------  -----------
                   INCOME BEFORE
                    INCOME TAXES                    336         269      1,034        1,397

PROVISION FOR INCOME TAXES                          110         115        347          497
                                             ----------  ----------  ---------  -----------
                NET INCOME                   $      226  $      154  $     687  $       900
                                             ==========  ==========  =========  ===========
NET INCOME PER COMMON SHARE
  Basic and diluted                          $      .21  $      .14  $     .63  $       .79
                                             ==========  ==========  =========  ===========
  Weighted average shares outstanding         1,060,867   1,141,716  1,098,009    1,135,842
                                             ==========  ==========  =========  ===========
DIVIDENDS DECLARED PER
  COMMON SHARE                               $      .17  $    10.17  $     .51  $     10.50
                                             ==========  ==========  =========  ===========

See accompanying notes.

                     CENTURY BANCORP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
================================================================================

                                                                                       Nine Months Ended
                                                                                            March 31,
                                                                                      ---------------------
                                                                                         1999       1998
                                                                                      ----------  --------
                                                                                         (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                             $   687   $   900
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                               36        37
  Deferred compensation                                                                      16        17
  Amortization of discounts and premiums on securities                                        6        13
  Provision for loan losses                                                                  14        14
  Amortization of unearned stock compensation                                               416       423
  Change in assets and liabilities
   Decrease in accrued interest receivable                                                   13       246
   Decrease in accrued interest payable                                                     (45)       (1)
   Other                                                                                   (140)     (127)
                                                                                        -------   -------
                                                  NET CASH PROVIDED BY
                                                   OPERATING ACTIVITIES                   1,003     1,522
                                                                                        -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
 Net (increase) decrease in interest-bearing balances in other banks                      4,699      (202)
 Purchases of:
  Available for sale investment securities                                                 (505)   (8,950)
  Held to maturity investment securities                                                   (500)   (3,100)
 Proceeds from sales, maturities and calls of:
  Available for sale investment securities                                                  683    11,372
  Held to maturity investment securities                                                  2,450     3,200
 Net increase in loans                                                                   (2,113)   (5,534)
 Purchases of property and equipment                                                         (3)      (24)
 Purchase of stock in FHLB                                                                  (21)      (66)
 Proceeds from sale of real estate acquired in settlement of loans                            -         6
                                                                                        -------   -------
                                              NET CASH PROVIDED (USED)
                                                BY INVESTING ACTIVITIES                   4,690    (3,298)
                                                                                        -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in demand deposits                                                (988)    1,032
 Net increase in certificate accounts                                                       508     1,547
 Increase (decrease) in advances from borrowers                                              (9)       54
 Repayment of note payable                                                               (4,200)        -
 Repurchase of common stock                                                              (1,048)        -
 Cash dividends paid                                                                       (569)     (562)
                                                                                        -------   -------
                                               NET CASH PROVIDED (USED)
                                                BY FINANCING ACTIVITIES                  (6,306)    2,071
                                                                                        -------   -------
                                             NET INCREASE (DECREASE) IN
                                             CASH ON HAND AND IN BANKS                     (613)      295
CASH ON HAND AND IN BANKS, BEGINNING                                                      1,450     1,369
                                                                                        -------   -------
                         CASH ON HAND AND IN BANKS, ENDING                              $   837   $ 1,664
                                                                                        =======   =======

See accompanying notes.

                     CENTURY BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended March 31, 1999 and 1998, in conformity with generally accepted accounting principles. The financial statements include the accounts of Century Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Home Savings, Inc., SSB ("Home Savings" or the "Bank"). Operating results for the three and nine months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company's annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.


NOTE B - NET INCOME PER SHARE

Net income per share has been computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. In accordance with generally accepted accounting principles, management recognition plan shares and employee stock ownership plan shares are only considered outstanding for the basic earnings per share calculations when they are earned or committed to be released. Outstanding options and unearned shares in the management recognition plan had no dilutive effect for the three and nine months ended March 31, 1999.

NOTE C - COMPREHENSIVE INCOME

On July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). This pronouncement establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains and losses that are excluded from earnings under current accounting standards. This statement does not change or modify the reporting or display in the statement of operations. SFAS No. 130 is effective for the Company for interim and annual periods beginning on or after July 1, 1998. Comparative financial statements for earlier periods are required to reflect retroactive application of this statement. For the three months ended March 31, 1999 and 1998, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $147,000 and $212,000, respectively. For the nine months ended March 31, 1999 and 1998, total comprehensive income was $789,000 and $1,074,000, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND JUNE 30, 1998

Consolidated total assets decreased by $5.1 million during the nine months ended March 31, 1999, from $96.9 million at June 30, 1998 to $91.8 million at March 31, 1999. This decrease resulted principally from the use of liquid assets to repay on July 2, 1998 borrowings of $4.2 million that had been outstanding as of the beginning of the current period. The borrowings had been obtained during the second calendar quarter of 1998 to provide funding for payment on April 6, 1998 of a special $10.00 per share return of capital dividend which aggregated $12.7 million.

During the nine month period, reductions of $4.7 million and $1.9 million, respectively, in interest-bearing balances in other banks and investment securities held to maturity, were the principal sources of funding for the repayment of borrowings discussed above and for an increase of $2.1 million in loans receivable, which grew from $70.0 million at June 30, 1998 to $72.1 million at March 31, 1999.

Total stockholders' equity was $18.3 million at March 31, 1999 as compared with $18.7 million at June 30, 1998, a decrease of $412,000 which resulted from net income of $687,000 for the nine month period, a net increase of $102,000 in unrealized holding gains on available for sale investment securities, and amortization of unearned ESOP and MRP compensation of $416,000, while the regular quarterly dividends aggregated $569,000 or $.51 per share for the nine month period. In addition, during the nine months ended March 31, 1999, the Company repurchased 76,150 of its outstanding common shares at an aggregate cost of $1,048,000. At March 31, 1999, both the Holding Company and the Bank continued to significantly exceed all applicable regulatory capital requirements.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Net Income. Net income for the quarter ended March 31, 1999 was $226,000 or $.21 per share, as compared with net income of $154,000, or $.14 per share, for the three months ended March 31, 1998, an increase of $72,000 or $.07 per share. In March 1998, the Company awarded grants of 43,995 shares of common stock under the Management Recognition Plan ("MRP") which was approved by the shareholders at a special meeting held on February 17, 1998. The total value of shares granted was $1,308,000, of which $354,000 was reflected in compensation expense during the three months ended March 31, 1998. The corresponding expense provision for the quarter ended March 31, 1999 was $82,000, a reduction of $272,000. This expense reduction was partially offset by a decrease of $170,000 in net interest income.

Net Interest Income. Net interest income was $783,000 for the quarter ended March 31, 1999 as compared with $953,000 for the corresponding quarter of the previous fiscal year, a decrease of $170,000. This reduction occurred as a result of the payment in April of 1998 of a special dividend aggregating $12.7 million. Principally as a result of this special dividend, average net interest-earning assets for the quarter ended March 31, 1999 were approximately $11.9 lower than during the quarter ended March 31, 1998.

Provision for Loan Losses. The provision for loan losses was $5,000 for each of the quarters ended March 31, 1999 and 1998. There were no loan charge-offs during either of the quarters ended March 31, 1999 and 1998. Nonaccrual loans aggregated $180,000 at March 31, 1999, while the allowance for loan losses totaled $564,000 at that date.

General and Administrative Expenses. General and administrative expenses decreased to $451,000 for the quarter ended March 31, 1999 as compared with $686,000 for the quarter ended March 31, 1998, a decrease of $235,000 relating principally to the reduction in costs associated with the Company's Management Recognition Plan (See "Net Income").

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 32.7% and 42.3% for the three months ended March 31, 1999 and 1998, respectively.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998

Net Income. Net income for the nine months ended March 31, 1999 was $687,000, or $.63 per share, as compared with net income of $900,000, or $.79 per share, during the nine months ended March 31, 1998, a decrease of $213,000 or $.16 per share. The principal reason for this decrease was a decrease of $398,000 in net interest income. This reduction occurred as a result of the payment in April of 1998 of a special dividend aggregating $12.7 million, with a corresponding decrease in average net interest-earning assets for the nine months ended March 31, 1999 as compared with the nine months ended March 31, 1999.

Net Interest Income. Net interest income was $2.3 million during the nine months ended March 31, 1999 as compared with $2.7 million during the corresponding period of the previous fiscal year, a decrease of $398,000. This decrease resulted from the decrease in net interest-earning assets arising from the payment in April of 1998 of a special $10 per share dividend that aggregated $12.7 million.

Provision for Loan Losses. The provision for loan losses was $14,000 for each of the nine months ended March 31, 1999 and 1998, respectively. There were no loan charge-offs during either of the nine month periods ended March 31, 1999 and 1998.

General and Administrative Expenses. General and administrative expenses decreased by $32,000 for the nine months ended March 31, 1999 as compared with the nine months ended March 31, 1998. An overall decrease of $118,000 in compensation and benefits relating principally to reduced costs under the Company's MRP was offset by increases of $33,000 and $56,000, respectively, in data processing expenses and other general and administrative expenses. The increase in data processing costs relates principally to additional costs incurred for Year 2000 compliance.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 33.6% and 35.6% for the nine months ended March 31, 1999 and 1998, respectively.

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

As a North Carolina-chartered savings bank, Home Savings must maintain liquid assets equal to at least 10% of assets. The computation of liquidity under North Carolina regulations allows the inclusion of mortgage-backed securities and investments with readily marketable value, including investments with maturities in excess of five years. Home Savings' liquidity ratio at March 31, 1999, as computed under North Carolina regulations, was approximately 14%. On a consolidated basis, liquid assets represented 19% of total assets. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

As a North Carolina-chartered savings bank, Home Savings is subject to the capital requirements of the Federal Deposit Insurance Corporation ("FDIC") and the North Carolina Administrator of Savings Institutions ("N. C. Administrator"). The FDIC requires state-chartered savings banks to have a minimum leverage ratio of Tier I capital (principally consisting of common shareholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain intangible assets) to total assets of at least 3%; provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and
(ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the state minimum. The FDIC also requires Home Savings to have a ratio of total capital to risk-weighted assets of at least 8%, of which at least 4% must be comprised of Tier I capital. The N. C. Administrator requires a net worth equal to at least 5% of total assets. At March 31, 1999, Home Savings exceeded the capital requirements of both the FDIC and the N. C. Administrator.

YEAR 2000 COMPLIANCE ISSUES

All levels of the Company's management and its Board of Directors are aware of the issues presented by the Year 2000 century change and the serious effects it may have on the Company and its customers. In May 1998, the Federal Financial Institutions Examination Council ("FFIEC") issued an Interagency Statement, "Year 2000 Project Management Awareness", to emphasize the critical issues that need to be addressed to implement an effective Year 2000 project management plan. The FFIEC Statement identifies five phases of the Year 2000 project management process. The Company has formed a Year 2000 project team, consisting of senior officers within the Company's operations, information systems, financial and management areas, to ensure that the Company will be Year 2000 compliant. Although the Company relies entirely upon outside vendors and service providers for its computer hardware and software and its security and communications equipment, all date sensitive systems are being evaluated for Year 2000 compliance. During 1998, the Company completed upgrading and testing of systems that have been identified as critical to conducting its banking business. Testing of systems with lower priorities is currently under way. The Company is also developing contingency plans for its computer processes, including the use of alternative systems and the manual processing of certain critical operations. In addition, the Company is undertaking efforts to ensure that significant vendor and customer relationships are or will be Year 2000 compliant. There can be no guarantee that the systems of other entities on which the Company either directly or indirectly rely will be timely converted, or that a failure to convert by another entity, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company in future periods. However, the Company's management believes that all of its systems will be verified Year 2000 compliant and that the Company will be able to process without interruption into the next millennium. The Company estimates that its total Year 2000 compliance costs will aggregate approximately $28,000, including capital expenditures of approximately $5,000 and other expenses of approximately $23,000 that have been or will be charged to operations. In addition to the estimated costs of its Year 2000 compliance, the Company routinely makes annual investments in technology in its efforts to improve customer service and to efficiently manage its product and service delivery systems.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.

               (27)  Financial data schedule

          (b)  Reports on Form 8-K.

No reports on Form 8-K were filed by the Bank during the quarter ended March 31, 1999.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              CENTURY BANCORP, INC.


Date:   May 10, 1999          By:   /s/ James G. Hudson, Jr.
                                    ---------------------------
                                    James G. Hudson, Jr.
                                    Chief Executive Officer



Date:   May 10, 1999          By:   /s/ Drema A. Michael
                                    ---------------------------
                                    Drema A. Michael
                                    Chief Financial Officer