Form 10KSB40
period 1999-06-30
CENTURY BANCORP INC /NC
filed 1999-09-22
CIK 1019055

                                 UNITED STATES
--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ______________________

                                  FORM 10-KSB

                ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                For the fiscal year ended  June 30, 1999
                                          --------------

               Commission file number     000-21881
                                        -------------

                             CENTURY BANCORP, INC.
                (Name of small business issuer in its charter)


        North Carolina                                56-1981518
   -------------------------                       ----------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

        22 Winston Street
  Thomasville, North Carolina                            27360
  ------------------------------------                -----------
(Address of principal executive offices)               (Zip Code)




                                (336) 475-4663
                             ----------------------
                          (Issuer's telephone number)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

   Common Stock, no par value                   Nasdaq SmallCap Market
-------------------------------      ----------------------------------------
(Title of class)                     (Name of each exchange on which registered)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
 X     No  _____
---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.   [X]

State issuer's revenues for its most recent fiscal year $6,777,240
                                                         ---------

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

Common Stock, no par value -- $13,142,401 (based on the price at which the stock was sold on September 17, 1999).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Common Stock, no par value                       1,115,669
           --------------------------          ------------------------------
                     (Class)                 (Outstanding at September 17, 1999)


                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Stockholders for the year ended June 30, 1999 (the "1999 Annual Report"), are incorporated by reference into Part I and Part II.
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on November 16, 1999 (the "Proxy Statement"), are incorporated by reference into Part III.
Portions of the Proxy Statement for the Special Meeting of Stockholders held on February 17, 1998 are incorporated by reference into Part III.

     Transitional Small Business Disclosure Format (Check one):  Yes ____ No X
                                                                            ---
--------------------------------------------------------------------------------

                                    PART I

ITEM 1.   DESCRIPTION OF BUSINESS

General

     Prior to December 20, 1996, Home Savings, Inc., SSB ("Home Savings") operated as a mutual North Carolina-chartered savings bank. On December 20, 1996, Home Savings converted from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank (the "Conversion"). In connection with the Conversion, all of the issued and outstanding capital stock of Home Savings was acquired by Century Bancorp, Inc., a North Carolina corporation ("Century Bancorp") which was organized to become the Home Savings' holding company. At that time, Century Bancorp had an initial public offering of its common stock, no par value (the "Common Stock").

     Century Bancorp is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHCA") and the savings bank holding company laws of North Carolina. Century Bancorp's and Home Savings' principal office is located at 22 Winston Street, Thomasville, North Carolina. Century Bancorp's primary activities consist holding certain indebtedness outstanding from Home Savings' Employee Stock Ownership Plan (the "ESOP") and owning Home Savings. Century Bancorp's principal sources of income are interest payments received on the indebtedness from the ESOP, and dividends paid by Home Savings to Century Bancorp, if any.

     Home Savings was organized in 1915, and has been a member of the Federal Home Loan Bank (the "FHLB") system and its deposits have been federally insured since the late 1950's. Home Savings' deposits are insured by the Savings Association Insurance Fund (the "SAIF") of the Federal Deposit Insurance Corporation (the "FDIC") to the maximum amount permitted by law.

     Home Savings conducts business through its full service office in Thomasville, North Carolina. Home Savings' primary market area encompasses the communities within a 10-mile radius of its office, which includes portions of Davidson, Randolph and Guilford counties in North Carolina. At June 30, 1999, Century Bancorp had total assets of $93.7 million, net loans of $75.6 million, deposits of $74.3 million, investment securities of $13.5 million and stockholders' equity of $17.7 million.

     At June 30, 1999, Century Bancorp and Home Savings had a total of 11 full-time employees.

     Century Bancorp has no operations and conducts no significant business of its own other than owning Home Savings and lending funds to the ESOP. Accordingly, the discussion of the business which follows in this Form 10-KSB concerns the business conducted by Home Savings, unless indicated otherwise.

Lending Activities

     Home Savings is engaged primarily in the business of attracting deposits from the general public and using those deposits to make mortgage loans secured by real estate. Home Savings' primary source of revenue is interest and fee income from its lending activities, consisting primarily of mortgage loans for the purchase or refinancing of one-to-four family residential real property located in its primary market area. Home Savings also makes loans secured by multi-family and commercial properties, construction loans, home equity loans, savings account loans and various types of consumer loans. Approximately 2% of Home Savings' loan portfolio, before net items, is not secured by real estate. On June 30, 1999, Home Savings' largest single outstanding loan had a balance of approximately $775,000. In addition to interest earned on loans, Home Savings receives fees in connection with loan originations, loan servicing, loan modifications, late payments, loan assumptions and other miscellaneous services. Home Savings generally does not sell its loans; both fixed and adjustable rate loans are originated with the intention that they will be held in Home Savings' loan portfolio.

     Home Savings' net loan portfolio totaled approximately $75.6 million at June 30, 1999 representing approximately 80.1% of Home Savings' total assets at such date. At June 30, 1999, 77.7% of Home Savings' loan portfolio, before net items, was composed of one-to four-family residential mortgage loans. Multi-family residential and commercial real estate loans represented 9.9% of Home Savings' loan portfolio, before net items, on such date. Construction loans and home equity loans represented 8.6% and 1.5%, respectively, of Home Savings' loan portfolio, before net items, on such date. As of June 30, 1999, 16.2% of the loans in Home Savings' loan portfolio had adjustable interest rates. Loans maturing or repricing on or after June 30, 2000, consist of fixed rate real estate loans of $54.0 million, adjustable rate real estate loans of $4.2 million and other loans of $712,000; Home Savings has no other adjustable rate loans. See Note C to the Financial Statements Contained in the 1999 Annual Report.

Investment Securities

     Interest and dividend income from investment securities generally provides Home Savings' second largest source of income after interest on loans. In addition, Home Savings receives interest income from deposits in other financial institutions. At June 30, 1999, Century Bancorp's and Home Savings' investment portfolio totaled approximately $13.5 million and consisted primarily of U.S. government and agency securities, mortgage-backed securities, municipal bonds, interest-earning deposits in other financial institutions, and stock of the Federal Home Loan Mortgage Corporation and the FHLB of Atlanta.

     Investments in mortgage-backed securities involve a risk that, because of changes in the interest rate environment, actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates. See Note B to the Financial Statements Contained in the 1999 Annual Report.

     As a member of the FHLB of Atlanta, Home Savings is required to maintain an investment in stock of the FHLB of Atlanta equal to the greater of 1% of Home Savings' outstanding home loans or 5% of its outstanding advances from the FHLB of Atlanta. No ready market exists for such stock, which is carried at cost. As of June 30, 1999, Home Savings' investment in stock of the FHLB of Atlanta was $673,500.

     North Carolina regulations require Home Savings to maintain a minimum amount of liquid assets which may be invested in specified short-term securities. See "-- Regulation of Home Savings - Liquidity."

Deposits and Borrowings

     Deposits. Deposits are the primary source of Home Savings' funds for lending and other investment purposes. Home Savings attracts both short-term and long-term deposits from the general public by offering a variety of accounts and rates. Home Savings offers passbook savings accounts, statement savings accounts, negotiable order of withdrawal accounts, money market demand accounts, non-interest-bearing accounts, and fixed interest rate certificates with varying maturities. At June 30, 1999, 71.6% of Home Savings' deposits consisted of certificate accounts, 7.2% consisted of passbook and statement savings accounts, 20.7% consisted of interest-bearing transaction accounts and 0.4% consisted of noninterest-bearing transaction accounts. Deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition, and other factors, including the restructuring of the thrift industry. Home Savings' savings deposits traditionally have been obtained primarily from its primary market area. Home Savings utilizes traditional marketing methods to attract new customers and savings deposits, including television advertising, print media advertising and direct mailings. Home Savings does not advertise for deposits outside of its local market area or use the services of deposit brokers. See Note G to the Financial Statements Contained in the 1999 Annual Report.

     In addition to deposits, Home Savings derives funds from loan principal repayments, interest payments, investment income and principal repayments, interest from its own interest-earning deposits, interest income and repayments from mortgage-backed securities and otherwise from its operations. Loan repayments are a relatively stable source of funds while deposit inflows and outflows may be significantly influenced by general interest rates and money market conditions.

     Borrowings. Home Savings may use borrowings on a short-term basis to compensate for reductions in the availability of funds from other sources. Borrowings may also be used on a longer term basis for general business purposes. Home Savings has a line of credit which it may use to obtain advances from the FHLB of Atlanta to supplement its liquidity needs. The FHLB system functions in a reserve credit capacity for savings institutions. As a member, Home Savings is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta on the security of that stock and a floating lien on certain of its real estate secured loans and other assets. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB of Atlanta's assessment of the institution's creditworthiness. At June 30, 1999, Home Savings had $1.0 million in outstanding borrowings.

Results of Operations

     Home Savings' results of operations are dependent primarily on net interest income, which is the difference between the income earned on its interest-earning assets, such as loans and investments, and the cost of its interest-bearing liabilities, consisting of deposits and borrowings. Home Savings' operations are affected to a much lesser degree by non-interest income, such as transaction and other service fee income. Home Savings' net income is also affected by, among other things, provisions for loan losses and operating expenses. Home Savings' principal operating expenses, aside from interest expense, are compensation and employee benefits, office occupancy costs, data processing expenses and federal deposit insurance premiums. Home Savings' results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and policies concerning monetary and fiscal affairs, housing and financial institutions and the attendant actions of regulatory authorities.

Market Area

     Home Savings' primary market area consists of the communities in a 10-mile radius around its office in Thomasville, North Carolina. This area includes portions of Davidson, Randolph and Guilford counties in North Carolina. Employment in Home Savings' primary market area is diversified among manufacturing, agricultural, retail and wholesale trade, government, services and utilities. The High Point-Thomasville area of North Carolina is considered to be the furniture capital of the world, so the economy of Home Savings' primary market area is greatly affected by the furniture and home furnishings industry. Thomasville Furniture Industries, Inc. is the largest employer in Thomasville. Other major employers include Community General Hospital and Parkdale Mills.

Subsidiaries

     Home Savings is the only subsidiary of Century Bancorp. As a North Carolina chartered savings bank, Home Savings is able to invest up to 10% of its total assets in subsidiary service corporations. However, any investment in a service corporation which would cause Home Savings to exceed an investment of 3% of assets must receive prior approval of the FDIC. Home Savings does not have any active subsidiary.

Competition

     Home Savings faces strong competition both in attracting deposits and making real estate and other loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions and commercial banks located in its primary market area, including large financial institutions which have greater financial and marketing resources available to them. As of June 30, 1999, there were 8 depository institutions with 15 offices in Thomasville, North Carolina. Based upon 1998 comparative data, Home Savings had 17.9% of the deposits in Thomasville, and 5.6% of the deposits in Davidson County. Home Savings has also faced significant competition for investors' funds from short-term money market securities and other corporate and government securities. The ability of Home Savings to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

     Home Savings experiences strong competition for real estate loans from other savings institutions, commercial banks, credit unions and mortgage banking companies. It competes for loans primarily through the interest rates and loan fees it charges, the efficiency and quality of services it provides borrowers, and its more flexible underwriting standards. Competition may increase as a result of recent reductions in restrictions on the interstate operations of financial institutions.

Supervision and Regulation

     Bank holding companies and state savings banks are extensively regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations that affect or will affect Century Bancorp and Home Savings. This summary is qualified in its entirety by reference to the particular statute and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of Century Bancorp and Home Savings. Supervision, regulation and examination of Century Bancorp and Home Savings by the regulatory agencies are intended primarily for the protection of depositors rather than shareholders of Century Bancorp.

Regulation of Century Bancorp

     General. Century Bancorp was organized for the purpose of acquiring and holding all of the capital stock of Home Savings. As a savings bank holding company subject to the BHCA, Century Bancorp is subject to certain regulations of the Federal Reserve. Under the BHCA, Century Bancorp's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The BHCA prohibits Century Bancorp from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or savings bank or merging or consolidating with another bank holding company or savings bank holding company without prior approval of the Federal Reserve.

     Additionally, the BHCA prohibits Century Bancorp from engaging in, or acquiring ownership or control of, more than 5% of the outstanding voting stock of any company engaged in a nonbanking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto.

     Similarly, Federal Reserve approval (or, in certain cases, non-disapproval) must be obtained prior to any person acquiring control of Century Bancorp. Control is conclusively presumed to exist if, among other things, a person acquires more than 25% of any class of voting stock of the holding company or controls in any manner the election of a majority of the directors of the holding company. Control is presumed to exist if a person acquires more than 10% of any class of voting stock and the stock is registered under Section 12 of the Exchange Act or the acquiror will be the largest shareholder after the acquisition.

     There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to depositors and the FDIC insurance funds in the event the depository institution becomes in danger of default or in default. For example, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" with the terms of any capital restoration plan filed by the subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all acceptable capital standards as of the time the institution fails to comply with such capital restoration plan. Under a policy of the Federal Reserve, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent that policy. The Federal Reserve under the BHCA also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

     In addition, insured depository institutions under common control are required to reimburse the FDIC for any loss suffered by either the SAIF or Home Savings Insurance Fund (the "BIF") as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

     As a result of Century Bancorp's ownership of Home Savings, Century Bancorp is registered under the savings bank holding company laws of North Carolina. Accordingly, Century Bancorp is also subject to regulation and supervision by the Administrator.

     Capital Adequacy Guidelines for Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve system and have consolidated assets of $150 million or more. For Century Bancorp and other bank holding companies with less than $150 million in consolidated assets, the guidelines are applied on a bank-only basis unless the parent bank holding company (i) is engaged in nonbank activity involving significant leverage or (ii) has a significant amount of outstanding debt that is held by the general public.

     Bank holding companies subject to the capital adequacy of guidelines are required to comply with the Federal Reserve's risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "Tier I capital," principally consisting of common stockholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum.

     Repurchase Limitations. Century Bancorp must obtain Federal Reserve approval in order to use more than 10% of its net worth to make stock repurchases during any 12 month period unless Century Bancorp (i) both before and after the redemption satisfies capital requirements for "well capitalized" state member banks; (ii) received a one or two rating in its last examination; and (iii) is not the subject of any unresolved supervisory issues.

     Capital Maintenance Agreement. In connection with the Administrator's approval of Century Bancorp's application to acquire control of Home Savings, Century Bancorp was required to execute a capital maintenance agreement whereby it has agreed to maintain Home Savings' capital in an amount sufficient to enable Home Savings to satisfy all regulatory capital requirements.

     Federal Securities Law. Century Bancorp has registered its Common Stock with the SEC pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"). As a result of such registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to the company.

Regulation of Home Savings

     General. Federal and state legislation and regulation significantly affect the operations of federally insured savings institutions and other federally regulated financial institutions. The operations of regulated depository institutions, including Home Savings, are subject to changes in applicable statutes and regulations from time to time. Such changes may or may not be favorable to Home Savings.

     Home Savings is a North Carolina-chartered savings bank, is a member of the FHLB system, and its deposits are insured by the FDIC through the SAIF. It is subject to examination and regulation by the FDIC and the Administrator and to regulations governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities, and general investment authority. Generally, North Carolina state chartered savings banks whose deposits are issued by the SAIF are subject to restrictions with respect to activities and investments, transactions with affiliates and loans-to-one borrower similar to those applicable to SAIF insured savings associations. This examination and regulation is intended primarily for the protection of depositors and the federal deposit insurance funds.

     Home Savings is subject to various regulations promulgated by the Federal Reserve including, without limitation, Regulation B (Equal Credit Opportunity), Regulation D (Reserves), Regulation E (Electronic Fund Transfers), Regulation O (Loans to Executive Officers, Directors and Principal Shareholders), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds) and Regulation DD (Truth in Savings). As creditors of loans secured by real property and as owners of real property, financial institutions, including Home Savings, may be subject to potential liability under various statutes and regulations applicable to property owners generally, including statutes and regulations relating to the environmental condition of real property.

     The FDIC has extensive enforcement authority over North Carolina-chartered savings banks, including Home Savings. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices.

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

     Transactions with Affiliates. Under current federal law, transactions between Home Savings and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of Home Savings is any company or entity that controls, is controlled by or is under common control with the savings bank. Century Bancorp is an affiliate of Home Savings. Subsidiaries of a bank, other than a bank subsidiary, and certain other types of companies are generally not considered to be affiliates. Generally, Sections 23A and 23B (i) limit the extent to which Home Savings or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such Home Savings' capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to Home Savings or the subsidiary as those provided to a nonaffiliate. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate, the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate, the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person, or issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

     Further, current federal law has extended to savings banks the restrictions contained in Section 22(h) of the Federal Reserve Act and its implementing regulations with respect to loans to directors, executive officers and principal stockholders. Under Section 22(h), loans to directors, executive officers and stockholders who own more than 10% of a savings bank, and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the savings bank's loans-to-one borrower limit as established by federal law and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and stockholders who own more than 10% of a savings bank, and their respective affiliates, unless such loan is approved in advance by a majority of the disinterested directors of the board of directors of the savings bank and Century Bancorp. Any "interested" director may not participate in the voting. The Federal Reserve has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of unimpaired capital and unimpaired surplus (up to $500,000). Further, pursuant to Section 22(h) the Federal Reserve requires that loans to directors, executive officers, and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and not involve more than the normal risk of repayment or present other unfavorable features. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

     Insurance of Deposit Accounts. The FDIC administers two separate deposit insurance funds. The SAIF maintains a fund to insure the deposits of most savings institutions and the Bank Insurance Fund ("BIF") maintains a fund to insure the deposits of most commercial banks. Home Savings is a member of the SAIF of the FDIC.

     Home Savings is required to pay assessments to the FDIC based on a percentage of its insured deposits. Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of the three capital groups- well capitalized, adequately capitalized or undercapitalized - using the same percentage criteria as in the prompt corrective action regulations. See "-Prompt Corrective Regulatory Action."

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

     The assessment rate for SAIF members had ranged from 0.23% of deposits for well capitalized institutions in Subgroup A to 0.31% of deposits for undercapitalized institutions in Subgroup C while assessments for over 90% of the BIF members had been the statutory minimum of $2,000. However, recently enacted legislation provided for a one-time assessment equal to 65.7 basis points times insured deposits as of March 31, 1995. This assessment fully capitalized the SAIF. Accordingly, although the special assessment resulted in a substantial one-time charge of Home Savings during its fiscal year ended June 30, 1997, the recapitalization of the SAIF had the effect of reducing Home Savings' future deposit insurance premiums to the SAIF. Under the recently enacted legislation, most BIF members will be assessed approximately 1.3 basis points while the rate for most SAIF members will be approximately 6.4 basis points until January 1, 2000. At that time, BIF and SAIF members will begin pro rata sharing of the payment at an expected rate of 2.43 basis points.

     Community Reinvestment Act. Home Savings, like other financial institutions, is subject to the Community Reinvestment Act ("CRA"). A purpose of the CRA is to encourage financial institutions to help meet the credit needs of its entire community, including the needs of low-and moderate-income neighborhoods. Financial institutions' compliance with the CRA is regularly evaluated by their regulatory agencies.

     Under recently adopted regulations, institutions are first evaluated and rated under three categories: a lending test, an investment test and a service test. For each of these three tests, the institution is given a rating of either "outstanding," "high satisfactory," "low satisfactory," "needs to improve" or "substantial non-compliance." A set of criteria for each rating has been developed and is included in the regulation. If an institution disagrees with a particular rating, the institution has the burden of rebutting the presumption by clearly establishing the that the quantitative measures do not accurately present its actual performance, or that demographics, competitive conditions or economic or legal limitations peculiar to its service area should be considered. The ratings received under the three tests are used to determine the overall composite CRA rating. The composite ratings are "outstanding," "satisfactory," "needs to improve" or "substantial non-compliance."

     During Home Savings' last compliance examination, Home Savings received a "satisfactory" rating with respect to CRA compliance. Home Savings' rating with respect to CRA compliance would be a factor to be considered by the Federal Reserve and FDIC in considering applications submitted by Home Savings to acquire branches or to acquire or combine with other financial institutions and take other actions and, if such rating was less than "satisfactory," could result in the denial of such applications.

     Capital Requirements Applicable To Home Savings. The FDIC requires Home Savings to have a minimum leverage ratio of Tier I capital (principally consisting of common stockholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries, less certain intangible items, goodwill items, identified losses and investments in securities subsidiaries) to total assets of at least 3%; provided, however that all institutions, other than those (i) receiving the highest rating during the examination process and (ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the stated minimum, with an absolute minimum leverage ratio of not less than 4%. The FDIC also requires Home Savings to have a ratio of total capital to risk-weighted assets, including certain off-balance sheet activities, such as standby letters of credit, of at least

8%. At least half of the total capital is required to be Tier I capital. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments, other debt securities, certain types of preferred stock and a limited amount of loan loss allowance.

     An institution which fails to meet minimum capital requirements may be subject to a capital directive which is enforceable in the same manner and to the same extent as a final cease and desist order, and must submit a capital plan within 60 days to the FDIC. If the leverage ratio falls to 2% or less, the institution may be deemed to be operating in an unsafe or unsound condition, allowing the FDIC to take various enforcement actions, including possible termination of insurance or placement of the institution in receivership. At June 30, 1999, Home Savings had a leverage ratio of 17.2%.

     The Administrator requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement.

     At June 30, 1999, Home Savings complied with each of the capital requirements of the FDIC and the Administrator.

     Each federal banking agency is required to establish risk-based capital standards that take adequate account of interest rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages.

     On August 2, 1995, the federal banking agencies issued a joint notice of adoption of final risk-based capital rules to take account of interest rate risk. The final regulation required an assessment of the need for additional capital on a case-by-case basis, considering both the level of measured exposure and qualitative risk factors. The final rule also stated an intent to, in the future, establish an explicit minimum capital charge for interest rate risk based on the level of a bank's measured interest rate risk exposure.

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

     Loans to One Borrower. Home Savings is subject to the Administrator's loans-to-one borrower limits. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the net worth of the savings bank. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of net worth. Notwithstanding the limits just described, savings institutions may make loans to one borrower, for any purpose, in an amount of up to $500,000. A savings institution also is authorized to make loans to one borrower to develop domestic residential housing units, not to exceed the lesser of $30 million, or 30% of the savings institution's net worth, provided that

     . the purchase price of each single-family dwelling in the development does not exceed $500,000;

     . the savings institution is in compliance with its fully phased-in capital requirements;

     .    the loans comply with applicable loan-to-value requirements;

     . the aggregate amount of loans made under this authority does not exceed 150% of net worth; and

     . the institution's regulator issues an order permitting the savings institution to use this higher limit.

These limits also authorize a savings bank to make loans-to-one borrower to finance the sale of real property acquired in satisfaction of debts in an amount up to 50% of net worth.

     As of June 30, 1999, the largest aggregate amount of loans which Home Savings had to any one borrower was $1.6 million; these loans were performing in accordance with their original terms on that date. Home Savings had no loans outstanding which management believes violate applicable loans-to-one borrower limits.

     Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, Home Savings is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the FHLB of Atlanta. On June 30, 1999, Home Savings was in compliance with this requirement with an investment in FHLB of Atlanta stock of $673,500.

     Federal Reserve System. Federal Reserve regulations require savings banks, not otherwise exempt from the regulations, to maintain reserves against their transaction accounts (primarily negotiable order of withdrawal accounts) and certain nonpersonal time deposits. The reserve requirements are subject to adjustment by the Federal Reserve. As of June 30, 1999, Home Savings was in compliance with the applicable reserve requirements of the Federal Reserve.

     Restrictions on Acquisitions. Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in FDIC regulations, of an insured institution, such as Home Savings, without giving at least 60 days' written notice to the FDIC and providing the FDIC an opportunity to disapprove the proposed acquisition. Pursuant to regulations governing acquisitions of control, control of an insured institution is conclusively deemed to have been acquired, among other things, upon the acquisition of more than 25% of any class of voting stock. In addition, control is generally presumed to have been acquired, subject to rebuttal, upon the acquisition of more than 10% of any class of voting stock. Such acquisitions of control may be disapproved if it is determined, among other things, that

     .    the acquisition would substantially lessen competition;

     . the financial condition of the acquiring person might jeopardize the financial stability of the savings bank or prejudice the interests of its depositors; or

     . the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisition of control by such person.

     For three years following completion of the Conversion, North Carolina conversion regulations require the prior written approval of the Administrator before any person may directly or indirectly offer to acquire or acquire the beneficial ownership of more than 10% of any class of an equity security of Home Savings. If any person were to so acquire the beneficial ownership of more than 10% of any class of any equity security without prior written approval, the securities beneficially owned in excess of 10% would not be counted as shares entitled to vote and would not be voted or counted as voting shares in connection with any matter submitted to stockholders for a vote. Approval is not required for (i) any offer with a view toward public resale made exclusively to Home Savings or its underwriters or the selling group acting on its behalf or
(ii) any offer to acquire or acquisition of beneficial ownership of more than 10% of the common stock of Home Savings by a corporation whose ownership is or will be substantially the same as the ownership of Home Savings. The Administrator may approve such an acquisition upon a finding that (i) the acquisition is necessary to protect the safety and soundness of Century Bancorp and Home Savings or the Boards of Directors of Century Bancorp and Home Savings support the acquisition and (ii) the acquiror is of good character and integrity and possesses satisfactory managerial skills, the acquiror will be a source of financial strength to Century Bancorp and Home Savings and the public interests will not be adversely affected.

     Liquidity. Home Savings is subject to the Administrator's requirement that the ratio of liquid assets to total assets equal at least 10%. The computation of liquidity under North Carolina regulation allows the inclusion of mortgage-backed securities and investments which, in the judgment of the Administrator, have a readily marketable value, including investments with maturities in excess of five years. On June 30, 1999, Home Savings' liquidity ratio, calculated in accordance with North Carolina regulations, was approximately 11.9%.

     Additional Limitations on Activities. Recent FDIC law and regulations generally provide that Home Savings may not engage as principal in any type of activity, or in any activity in an amount, not permitted for national banks, or directly acquire or retain any equity investment of a type or in an amount not permitted for national banks. The FDIC has authority to grant exceptions from these prohibitions (other than with respect to non-service corporation equity investments) if it determines no significant risk to the insurance fund is posed by the amount of the investment or the activity to be engaged in and if Home Savings is and continues to be in compliance with fully phased-in capital standards. National banks are generally not permitted to hold equity investments other than shares of service corporations and certain federal agency securities. Moreover, the activities in which service corporations are permitted to engage are limited to those of service corporations for national banks.

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

     Prompt Corrective Regulatory Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 provided the federal banking agencies with broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under the FDIC regulations applicable to Community Savings, an institution is considered "well capitalized" if it has

     .    a total risk-based capital ratio of 10% or greater,

     .    a Tier I risk-based capital ratio of 6% or greater,

     .    a leverage ratio of 5% or greater, and

     . is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

An "adequately capitalized" institution is defined as one that has

     .    a total risk-based capital ratio of 8% or greater,

     .    a Tier I risk-based capital ratio of 4% or greater, and

     . a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating that is not experiencing or anticipating significant growth).

An institution is considered "undercapitalized" if it has

     .    a total risk-based capital ratio of less than 8%,

     .    a Tier I risk-based capital ratio of less than 4%, or

     . a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating that is not experiencing or anticipating significant growth).

An institution is considered "significantly undercapitalized" if the institution has

     .    a total risk-based capital ratio of less than 6%, or

     .    a Tier I risk-based capital ratio of less than 3% or

     .    a leverage ratio of less than 3%.

An institution is considered "critically undercapitalized" if the institution has a ratio of tangible equity to total assets equal to or less than 2%. Home Savings is considered to be "well capitalized" under the rules set forth above.

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

     In addition, Home Savings is not permitted to declare or pay a cash dividend on or repurchase any of its capital stock if the effect thereof would be to cause its net worth to be reduced below the amount required for the liquidation account established in connection with Home Savings' conversion from mutual to stock ownership.

     Other North Carolina Regulations. As a North Carolina-chartered savings bank, Home Savings derives its authority from, and is regulated by, the Administrator. The Administrator has the right to promulgate rules and regulations necessary for the supervision and regulation of North Carolina savings banks under his jurisdiction and for the protection of the public investing in such institutions. The regulatory authority of the Administrator includes, but is not limited to, the establishment of reserve requirements; the regulation of the payment of dividends; the regulation of stock repurchases, the regulation of incorporators, stockholders, directors, officers and employees; the establishment of permitted types of withdrawable accounts and types of contracts for savings programs, loans and investments; and the regulation of the conduct and management of savings banks, chartering and branching of institutions, mergers, conversions and conflicts of interest. North Carolina law requires that Home Savings maintain federal deposit insurance as a condition of doing business.

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

     Future Requirements. Statutes and regulations are regularly introduced which contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions. It cannot be predicted whether or what form any proposed statute or regulation will be adopted or the extent to which the business of Century Bancorp and Home Savings may be affected by such statute or regulation.

ITEM 2.   DESCRIPTION OF PROPERTY

     The following table sets forth the location of Home Savings' headquarters office in Thomasville, North Carolina, as well as certain other information relating to this office as of June 30, 1999:

                                                     Net Book
                                                     Value of
                                                   Property and      Owned or
                                                   Improvements       Leased
                                                   ------------      --------
22 Winston Street
Thomasville, North Carolina 27360                    $573,876         Owned


     Home Savings' headquarters is the only real property owned by Century Bancorp that is used in its operations. Century Bancorp's management considers the property to be in good condition and is of the opinion that it is adequately covered by insurance. The total net book value of Home Savings' furniture, fixtures and equipment at June 30, 1999 was $73,678. Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of by Home Savings in an effort to recover its investment. On June 30, 1999 Home Savings recorded no real estate acquired in settlement of loans.

ITEM 3.  LEGAL PROCEEDINGS

     In the opinion of management, neither Century Bancorp nor Home Savings is involved in any pending legal proceedings other than routine litigation that is incidental to their business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of Century Bancorp's stockholders during the quarter ended June 30, 1999.


                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     See the information under the section captioned "Common Stock Information" on pages 41 and 42 of Century Bancorp's 1999 Annual Report, which section is incorporated herein by reference. See "ITEM 1. DESCRIPTION OF BUSINESS -- Regulation of Home Savings -- Restrictions on Dividends and Other Capital Distributions" above for regulatory restrictions which limit the ability of Home Savings to pay dividends to Century Bancorp.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     See the information set forth under ITEM 1 above and the information set forth under the section captioned "Management's Discussion and Analysis" on pages 3 through 11 in Century Bancorp's 1999 Annual Report, which section is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

     The consolidated financial statements of Century Bancorp set forth on pages 12 through 40 in Century Bancorp's 1999 Annual Report are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     N/A.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(a) OF THE EXCHANGE ACT

     The information required by this Item regarding directors and executive officers of Century Bancorp is set forth under the sections captioned "Proposal 1 - Election of Directors" on page 6 of the Proxy Statement and "Executive Officers" on pages 7 and 8 of the Proxy Statement, which sections are incorporated herein by reference.

     The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" set forth on page 5 of the Proxy Statement, which is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

     The information required by this Item is set forth under the sections captioned "Proposal 1 - Election of Directors - Director Compensation" on page 7 and "- Management Compensation" on pages 8 through 14 of the Proxy Statement, which sections are incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners" on pages 2 through 5 of the Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See the section captioned "Certain Indebtedness and Transactions of Management" on page 14 of the Proxy Statement, which section is incorporated herein by reference.

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

     10(a) Employment Agreement with James G. Hudson, Jr. incorporated herein by reference to Exhibit 10(a) of Century Bancorp's Annual Report on From 10-KSB for the fiscal year ended June 30, 1997 filed September 25, 1997.

     10(b) Special Termination Agreements with John E. Todd and Drema A. Michael incorporated herein by reference to Exhibit 10(b) of Century Bancorp's Annual Report on From 10-KSB for the fiscal year ended June 30, 1997 filed September 25, 1997.

     10(c) Supplemental Income Agreements with James G. Hudson, Jr. incorporated herein by reference to Exhibit 10(c) of Century Bancorp's Annual Report on From 10-KSB for the fiscal year ended June 30, 1997 filed September 25, 1997.

     10(d) Century Bancorp, Inc. Stock Option Plan incorporated herein by reference to Appendix A to Century Bancorp's Proxy Statement for the Special Meeting of Stockholders held on February 17, 1998 and filed January 9, 1998.

     10(e) Home Savings, Inc., SSB Management Recognition Plan and Trust Agreement incorporated herein by reference to Appendix A to Century Bancorp's Proxy Statement for the Special Meeting of Stockholders held on February 17, 1998 and filed January 9, 1998.

     (11)      Statement Regarding Computation of Per Share Earnings

     (13)      Portions of 1999 Annual Report to Stockholders

     (21) See ITEM 1. - "DESCRIPTION OF BUSINESS --Subsidiaries." for discussion of subsidiaries

     (27)      Financial Data Schedule

Reports on Form 8-K

     Century Bancorp filed a report on Form 8-K on June 18, 1999 to announce an amendment to its stock repurchase plan.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CENTURY BANCORP, INC.


Date: September 21, 1999              By:   /s/ James G. Hudson, Jr.
                                            --------------------------------
                                                   James G. Hudson, Jr.
                                                   President, Treasurer, and
                                                    Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                              Title                       Date
---------                              -----                       ----
 /s/ James G. Hudson, Jr.    President, Chief Executive        September 21, 1999
--------------------------
James G. Hudson, Jr.         Officer, Treasurer  and Director

 /s/ John E. Todd            Vice-President                    September 21, 1999
--------------------------
John E. Todd

 /s/ Drema A. Michael        Assistant Treasurer and           September 21, 1999
--------------------------
Drema A. Michael             Secretary

 /s/ Henry H. Darr           Director                          September 21, 1999
--------------------------
Henry H. Darr

 /s/ John R. Hunnicutt       Director                          September 21, 1999
--------------------------
John R. Hunnicutt

 /s/ F. Stuart Kennedy       Director                          September 21, 1999
--------------------------
F. Stuart Kennedy

 /s/ Milton T. Riley, Jr.    Director                          September 21, 1999
--------------------------
Milton T. Riley, Jr.