Form 10KSB40/A
period 1999-06-30
CENTURY BANCORP INC /NC
filed 1999-09-28
CIK 1019055

                                 UNITED STATES
--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ______________________

                                 FORM 10-KSB/A

            AMENDED ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
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

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CENTURY BANCORP, INC.


Date: September 28, 1999              By:   /s/ James G. Hudson, Jr.
                                            --------------------------------
                                                   James G. Hudson, Jr.
                                                   President, Treasurer, and
                                                    Chief Executive Officer