Form 10QSB
period 1999-09-30
CENTURY BANCORP INC /NC
filed 1999-11-12
CIK 1019055

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


                [X] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1999


                     [ ] Transition Report Under Section 13
                          or 15(d) of the Exchange Act

                 For the transition period ended
                                                --------------

                        Commission File Number 000-21881
                                              -----------


                              CENTURY BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               North Carolina                         56-1981518
      ---------------------------------        ------------------------
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

As of November 5, 1999, 1,109,609 shares of the issuer's common stock, no par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 11 pages.

                                                                        Page No.
Part I.  FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

           Consolidated Statements of Financial Condition
           September 30, 1999 and June 30, 1999........................    3

           Consolidated Statements of Operations
           Three Months Ended September 30, 1999 and 1998..............    4

           Consolidated Statements of Cash Flows
           Three Months Ended September 30, 1999 and 1998..............    5

           Notes to Consolidated Financial Statements..................    6

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................    7

Part II. Other Information

           Item 6.  Exhibits and Reports on Form 8-K...................   10

Part I.  Financial Information
Item 1 - Financial Statements
-----------------------------

                      Century Bancorp, Inc. and Subsidiary
                 Consolidated Statements of Financial Condition
================================================================================

                                                                                     September 30,
                                                                                         1999            June 30,
ASSETS                                                                                (Unaudited)         1999 *
                                                                                      -----------     -------------
                                                                                            (In Thousands)
Cash on hand and in banks                                                           $       2,140     $       3,273
Interest-bearing balances in other banks                                                    1,750               264
Investment securities available for sale, at fair value                                     6,168             6,990
Investment securities held to maturity, at amortized cost                                   5,019             5,571
Loans receivable, net                                                                      78,621            75,649
Accrued interest receivable                                                                   462               480
Premises and equipment, net                                                                   639               648
Stock in the Federal Home Loan Bank, at cost                                                  674               674
Other assets                                                                                  260               160
                                                                                    -------------     -------------

                                                                    TOTAL ASSETS    $      95,733     $      93,709
                                                                                    =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Deposit accounts                                                                 $      74,468     $      74,300
   Advances from Federal Home Loan Bank                                                     3,000             1,000
   Accrued interest payable                                                                    91                98
   Advance payments by borrowers for property taxes and insurance                              59               205
   Accrued expenses and other liabilities                                                     592               456
                                                                                    -------------     -------------

                                                               TOTAL LIABILITIES           78,210            76,059
                                                                                    -------------     -------------

STOCKHOLDERS' EQUITY
   Preferred stock, no par value, 5,000,000 shares
    authorized, no shares issued and outstanding                                               --                --
   Common stock, 20,000,000 shares authorized;
    1,112,669 and 1,133,469 shares, respectively,
    issued and outstanding                                                                  8,258             8,373
   ESOP loan and unearned compensation                                                     (2,818)           (2,952)
   Retained earnings, substantially restricted                                             11,632            11,719
   Accumulated other comprehensive income                                                     451               510
                                                                                    -------------     -------------

                                                      TOTAL STOCKHOLDERS' EQUITY           17,523            17,650
                                                                                    -------------     -------------

                                                           TOTAL LIABILITIES AND
                                                            STOCKHOLDERS' EQUITY    $      95,733     $      93,709
                                                                                    =============     =============

* Derived from audited financial statements

See accompanying notes.

                      Century Bancorp, Inc. and Subsidiary
                Consolidated Statements of Operations (Unaudited)
================================================================================

                                                                                           Three Months Ended
                                                                                             September 30,
                                                                                        -----------------------
                                                                                           1999         1998
                                                                                        ----------   ----------
                                                                                            (In Thousands
                                                                                         except per share data)

INTEREST INCOME
   Loans                                                                             $       1,501    $       1,409
   Investments and deposits in other banks                                                     197              297
                                                                                     -------------    -------------

                                                   TOTAL INTEREST INCOME                     1,698           1,706
                                                                                     -------------    -------------
INTEREST EXPENSE
   Deposit accounts                                                                            880              931
   Borrowings                                                                                   17                -
                                                                                     -------------    -------------

                                                  TOTAL INTEREST EXPENSE                       897              931
                                                                                     -------------    -------------

                                                     NET INTEREST INCOME                       801              775

PROVISION FOR LOAN LOSSES                                                                        4                5
                                                                                     -------------    -------------
                                               NET INTEREST INCOME AFTER
                                               PROVISION FOR LOAN LOSSES                       797              770
                                                                                     -------------    -------------

OTHER INCOME                                                                                     8                5
                                                                                     -------------    -------------

GENERAL AND ADMINISTRATIVE EXPENSES
   Compensation and benefits                                                                   274              245
   Occupancy                                                                                    21               21
   Data processing expenses                                                                     30               36
   Federal deposit insurance premiums                                                           10               11
   Other expenses                                                                               89               95
                                                                                     -------------    -------------
                                                       TOTAL GENERAL AND
                                                 ADMINISTRATIVE EXPENSES                       424              408
                                                                                     -------------    -------------
                                                           INCOME BEFORE
                                                            INCOME TAXES                       381              367

PROVISION FOR INCOME TAXES                                                                     139              125
                                                                                     -------------    -------------

                                                              NET INCOME             $         242     $        242
                                                                                     =============     ============
NET INCOME PER COMMON SHARE
   Basic and diluted                                                                 $         .25     $        .22
                                                                                     =============     ============

   Weighted average shares outstanding                                                     967,654        1,121,089
                                                                                     =============     ============

DIVIDENDS DECLARED PER COMMON SHARE                                                  $         .17     $        .17
                                                                                     =============     ============

See accompanying notes.

                      Century Bancorp, Inc. and Subsidiary
                Consolidated Statements of Cash Flows (Unaudited)
================================================================================

                                                                                           Three Months Ended
                                                                                             September 30,
                                                                                         1999             1998
                                                                                     -------------    --------------
                                                                                             (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                        $         242    $         242
   Adjustments  to  reconcile  net income to net cash  provided by operating activities:
     Depreciation                                                                               10               12
     Deferred compensation                                                                       5                6
     Amortization of discounts and premiums on securities                                        2                2
     Provision for loan losses                                                                   4                5
     Deferred income taxes                                                                      --              (48)
     Amortization of unearned stock compensation                                               143              131
     Change in assets and liabilities
       (Increase) decrease in accrued interest receivable                                       18              (14)
       Decrease in accrued interest payable                                                     (7)             (55)
       Other                                                                                    69               55
                                                                                     -------------    -------------
                                                             NET CASH PROVIDED BY
                                                             OPERATING ACTIVITIES              486              336
                                                                                     -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales, maturities and calls of:
     Available for sale investment securities                                                  721              166
     Held to maturity investment securities                                                    554            1,000
   Net increase in loans                                                                    (2,976)          (2,202)
   Purchases of property and equipment                                                          (1)              (3)
                                                                                     -------------    -------------
                                                                 NET CASH USED BY
                                                             INVESTING ACTIVITIES           (1,702)          (1,039)
                                                                                     -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net decrease in demand deposits                                                            (262)            (542)
   Net increase in certificate accounts                                                        430              145
   Increase in advances form FHLB                                                            2,000               --
   Decrease in advances from borrowers                                                        (146)            (123)
   Repayment of note payable                                                                    --           (4,200)
   Repurchase of common stock                                                                 (286)              --
   Cash dividends paid                                                                        (167)            (195)
                                                                                     -------------    -------------
                                                         NET CASH PROVIDED (USED)
                                                          BY FINANCING ACTIVITIES            1,569           (4,915)
                                                                                     -------------    -------------
                                                       NET INCREASE (DECREASE) IN
                                                        CASH AND CASH EQUIVALENTS              353           (5,618)

CASH AND CASH EQUIVALENTS, BEGINNING                                                         3,537            6,806
                                                                                     -------------    -------------

                                                CASH AND CASH EQUIVALENTS, ENDING    $       3,890    $       1,188
                                                                                     =============    =============

See accompanying notes.

                      Century Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
================================================================================


NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three months ended September 30, 1999 and 1998, in conformity with generally accepted accounting principles. The financial statements include the accounts of Century Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Home Savings, Inc., SSB ("Home Savings" or the "Bank"). Operating results for the three months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company's annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B - NET INCOME PER SHARE

Net income per share has been computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. In accordance with generally accepted accounting principles, management recognition plan shares and employee stock ownership plan shares are only considered outstanding for the basic earnings per share calculations when they are earned or committed to be released. Outstanding options and unearned shares in the management recognition plan had no dilutive effect for the three months ended September 30, 1999.

NOTE C - COMPREHENSIVE INCOME

For the three months ended September 30, 1999 and 1998, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $183,000 and $290,000, respectively.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

This Quarterly Report on Form 10-QSB may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services.

Comparison of Financial Condition at September 30, 1999 and June 30, 1999

Consolidated total assets increased by $2.0 million during the three months ended September 30, 1999, from $93.7 million at June 30, 1999 to $95.7 million at September 30, 1999. This growth resulted from growth of $3.0 million in loans receivable, which increased from $75.6 million at June 30, 1999 to $78.6 million at September 30, 1999. During the three month period, reductions of $822,000 and $552,000, respectively, in investment securities available for sale and investment securities held to maturity, together with proceeds of $2.0 million from Federal Home Loan Bank advances, were the principal sources of funding for the growth in loans.

Total stockholders' equity was $17.5 million at September 30, 1999, as compared with $17.7 million at June 30, 1999, a decrease of $127,000. Stockholders' equity was increased during the quarter as a result of net income of $242,000 and amortization of unearned compensation of $134,000. These increases were offset, however, by the regular quarterly dividend aggregating $167,000 or $.17 per share, share repurchases aggregating $286,000, and a decrease of $59,000 in the net unrealized gain on available for sale investment securities. At September 30, 1999, both the Holding Company and the Bank continued to significantly exceed all applicable regulatory capital requirements.

Comparison of Results of Operations for the Three Months Ended September 30, 1999 and 1998

Net Income. Net income for the quarter ended September 30, 1999 was $242,000 or $.25 per share, as compared with net income of $242,000, or $.22 per share, for the three months ended September 30, 1998. While net income was unchanged, net income per share increased by $.03 as a result of a lower level of weighted average shares outstanding during the current quarter. This decrease in shares outstanding is attributable to a share repurchase plan that commenced during the second quarter of the fiscal year that ended June 30, 1999.

Net Interest Income. Net interest income was $801,000 for the quarter ended September 30, 1999 as compared with $775,000 for the corresponding quarter of the previous fiscal year, an increase of $26,000. Principally as a result of repurchases of the Company's common stock, the average balance of net interest earning assets (average interest earning assets minus average interest bearing liabilities) decreased from approximately $18.2 during the three months ended September 30, 1998 to approximately $15.3 during the three months ended September 30, 1999. However, a reduction of 43 basis points in the average cost of interest bearing liabilities reduced interest expense sufficiently to produce the net interest income increase set forth above.

Provision for Loan Losses. The provision for loan losses was $4,000 and $5,000, respectively, for the quarters ended September 30, 1999 and 1998. There were no loan charge-offs during either period. Nonaccrual loans aggregated $372,000 at September 30, 1999, while the allowance for loan losses totaled $573,000 at that date.

General and Administrative Expenses. General and administrative expenses increased to $424,000 for the quarter ended September 30, 1999 as compared with $408,000 for the quarter ended September 30, 1998, an increase of $16,000. An increase of $29,000 in compensation costs was partially offset by reductions of $6,000 in both data processing and other expenses.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 36.5% and 34.1% for the three months ended September 30, 1999 and 1998, respectively.


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

As a North Carolina-chartered savings bank, Home Savings must maintain liquid assets equal to at least 10% of assets. The computation of liquidity under North Carolina regulations allows the inclusion of mortgage-backed securities and investments with readily marketable value, including investments with maturities in excess of five years. Home Savings' liquidity ratio at September 30,1999, as computed under North Carolina regulations, was approximately 11.5%. On a consolidated basis, liquid assets represented 15.7% of total assets. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

As a North Carolina-chartered savings bank, Home Savings is subject to the capital requirements of the Federal Deposit Insurance Corporation ("FDIC") and the North Carolina Administrator of Savings Institutions ("N. C. Administrator"). The FDIC requires state-chartered savings banks to have a minimum leverage ratio of Tier I capital (principally consisting of common shareholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain intangible assets) to total assets of at least 3%; provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and
(ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the state minimum. The FDIC also requires Home Savings to have a ratio of total capital to risk-weighted assets of at least 8%, of which at least 4% must be comprised of Tier I capital. The N. C. Administrator requires a net worth equal to at least 5% of total assets. At September 30, 1999, Home Savings exceeded the capital requirements of both the FDIC and the N. C. Administrator.

Year 2000 Compliance Issues

All levels of the Company's management and its Board of Directors are aware of the issues presented by the Year 2000 century change and the serious effects it may have on the Company and its customers. In May 1998, the Federal Financial Institutions Examination Council ("FFIEC") issued an Interagency Statement, "Year 2000 Project Management Awareness", to emphasize the critical issues that need to be addressed to implement an effective Year 2000 project management plan. The FFIEC Statement identifies five phases of the Year 2000 project management process. The Company has formed a Year 2000 project team, consisting of senior officers within the Company's operations, information systems, financial and management areas, to ensure that the Company will be Year 2000 compliant. Although the Company relies entirely upon outside vendors and service providers for its computer hardware and software and its security and communications equipment, all date sensitive systems are being evaluated for Year 2000 compliance. During 1998, the Company completed upgrading and testing of systems that have been identified as critical to conducting its banking business. Testing of systems with lower priorities was completed in early 1999. The Company has also developed contingency plans for its computer processes, including the use of alternative systems and the manual processing of certain critical operations. In addition, the Company is undertaking efforts to ensure that significant vendor and customer relationships are or will be Year 2000 compliant. There can be no guarantee that the systems of other entities on which the Company either directly or indirectly relies will be timely converted, or otherwise function properly, or that a conversion or systems failure by another entity, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company in future periods. However, the Company's management believes that all of its systems will be verified Year 2000 compliant and that the Company will be able to process without any material interruption into the next millennium. The Company estimates that its total Year 2000 compliance costs will aggregate approximately $28,000, including capital expenditures of approximately $5,000 and other expenses of approximately $23,000 that have been or will be charged to operations. In addition to the estimated costs of its Year 2000 compliance, the Company routinely makes annual investments in technology in its efforts to improve customer service and to efficiently manage its product and service delivery systems.

Part II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits.

                 (27)  Financial data schedule

            (b)  Reports on Form 8-K.

                 No reports on Form 8-K were filed by the Bank during the quarter ended September 30, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   CENTURY BANCORP, INC.


Date:   November 9, 1999           By:   /s/ James G. Hudson, Jr.
                                         ---------------------------------------
                                         James G. Hudson, Jr.
                                         Chief Executive Officer



Date:   November 9, 1999           By:   /s/ Drema A. Michael
                                         ---------------------------------------
                                         Drema A. Michael
                                         Chief Financial Officer