Form 10QSB
period 1999-12-31
CENTURY BANCORP INC /NC
filed 2000-02-07
CIK 1019055

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


                                  FORM 10-QSB


               [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended December 31, 1999


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes   X
                                                                        ------
No ______

As of January 31, 2000, 1,107,019 shares of the issuer's common stock, no par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 12 pages.

                                                                                                      Page No.
                                                                                                      --------
Part I.   FINANCIAL INFORMATION

Item 1 -  Financial Statements (Unaudited)

            Consolidated Statements of Financial Condition
            December 31, 1999 and June 30, 1999.....................................................      3

            Consolidated Statements of Operations
            Three Months and Six Months Ended December 31, 1999 and 1998............................      4

            Consolidated Statements of Cash Flows
            Six Months Ended December 31, 1999 and 1998.............................................      5

            Notes to Consolidated Financial Statements..............................................      6

ITEM 2 -  Management's Discussion and Analysis of Financial Condition and Results of Operations.....      7

Part II.  Other Information

            Item 4.  Submission of Matters to a Vote of Security Holders............................     11

            Item 6.  Exhibits and Reports on Form 8-K...............................................     11

Part I.  FINANCIAL INFORMATION
Item 1 - Financial Statements
-----------------------------

                     Century Bancorp, Inc. and Subsidiary
                Consolidated Statements of Financial Condition
--------------------------------------------------------------------------------

                                                                   December 31,
                                                                      1999           June 30,
ASSETS                                                             (Unaudited)        1999 *
                                                                   -----------      ---------
                                                                       (In Thousands)
Cash on hand and in banks                                             $   991        $ 3,273
Interest-bearing balances in other banks                                1,376            264
Investment securities available for sale, at fair value                 5,812          6,990
Investment securities held to maturity, at amortized cost               4,490          5,571
Loans receivable, net                                                  79,517         75,649
Accrued interest receivable                                               469            480
Premises and equipment, net                                               630            648
Stock in the Federal Home Loan Bank, at cost                              674            674
Other assets                                                              235            160
                                                                      -------        -------
TOTAL ASSETS                                                          $94,194        $93,709
                                                                      =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Deposit accounts                                                     $72,900        $74,300
 Advances from Federal Home Loan Bank                                   3,000          1,000
 Accrued interest payable                                                 113             98
 Advance payments by borrowers for property taxes and insurance           117            205
 Accrued expenses and other liabilities                                   483            456
                                                                      -------        -------
TOTAL LIABILITIES                                                      76,613         76,059
                                                                      -------        -------
STOCKHOLDERS' EQUITY
 Preferred stock, no par value, 5,000,000 shares
  authorized, no shares issued and outstanding                              -              -
 Common stock, 20,000,000 shares authorized;
  1,107,019 and 1,133,469 shares, respectively,
  issued and outstanding                                                8,233          8,373
 ESOP loan and unearned compensation                                   (2,687)        (2,952)
 Retained earnings, substantially restricted                           11,650         11,719
 Accumulated other comprehensive income                                   385            510
                                                                      -------        -------
TOTAL STOCKHOLDERS' EQUITY                                             17,581         17,650
                                                                      -------        -------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                  $94,194        $93,709
                                                                      =======        =======

* Derived from audited financial statements

See accompanying notes.

                     Century Bancorp, Inc. and Subsidiary
               Consolidated Statements of Operations (Unaudited)
--------------------------------------------------------------------------------


                                             Three Months Ended      Six Months Ended
                                                December 31,            December 31
                                            --------------------  -----------------------
                                              1999       1998        1999         1998
                                            --------  ----------  -----------  ----------
                                                         (In Thousands Except
                                                          Per Share Amounts)
INTEREST INCOME
 Loans                                      $  1,515  $    1,446     $  3,016  $    2,855
 Investments and deposits in other banks         196         275          393         572
                                            --------  ----------     --------  ----------

  TOTAL INTEREST INCOME                        1,711       1,721        3,409       3,427
                                            --------  ----------     --------  ----------

INTEREST EXPENSE
 Deposit accounts                                894         940        1,774       1,871
 Borrowings                                       41          14           58          14
                                            --------  ----------     --------  ----------

  TOTAL INTEREST EXPENSE                         935         954        1,832       1,885
                                            --------  ----------     --------  ----------

  NET INTEREST INCOME                            776         767        1,577       1,542

PROVISION FOR LOAN LOSSES                          5           4            9           9
                                            --------  ----------     --------  ----------

  NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                      771         763        1,568       1,533
                                            --------  ----------     --------  ----------

OTHER INCOME                                      12          11           20          16
                                            --------  ----------     --------  ----------

GENERAL AND ADMINISTRATIVE EXPENSES
 Compensation and benefits                       284         272          558         517
 Occupancy                                        21          22           42          43
 Data processing expenses                         30          33           60          69
 Federal deposit insurance premiums               11          11           21          22
 Other expenses                                   84         105          173         200
                                            --------  ----------     --------  ----------

  TOTAL GENERAL AND
  ADMINISTRATIVE EXPENSES                        430         443          854         851
                                            --------  ----------     --------  ----------

  INCOME BEFORE
  INCOME TAXES                                   353         331          734         698

PROVISION FOR INCOME TAXES                       127         112          266         237
                                            --------  ----------     --------  ----------

  NET INCOME                                $    226  $      219     $    468  $      461
                                            ========  ==========     ========  ==========

NET INCOME PER COMMON SHARE
 Basic and diluted                              $.24        $.20         $.48        $.42
                                            ========  ==========     ========  ==========

 Weighted average shares outstanding         937,877   1,095,625      965,305   1,110,087
                                            ========  ==========     ========  ==========

DIVIDENDS DECLARED PER COMMON
 SHARE                                          $.17        $.17         $.34        $.34
                                            ========  ==========     ========  ==========


See accompanying notes.

                     Century Bancorp, Inc. and Subsidiary
               Consolidated Statements of Cash Flows (Unaudited)

                                                                                       Six Months Ended
                                                                                         December 31,
                                                                                      ------------------
                                                                                        1999      1998
                                                                                      --------  --------
                                                                                        (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                           $   468   $   461
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                             20        24
  Deferred compensation                                                                    11        11
  Amortization of discounts and premiums on securities                                      3         2
  Provision for loan losses                                                                 9         9
  Deferred income taxes                                                                     -       (48)
  Amortization of unearned stock compensation                                             282       265
  Change in assets and liabilities
   Decrease in accrued interest receivable                                                 11        64
   Increase (decrease) in accrued interest payable                                         15       (39)
   Other                                                                                   18      (124)
                                                                                      -------   -------
NET CASH PROVIDED BY
OPERATING ACTIVITIES                                                                      837       625
                                                                                      -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of available-for-sale investment securities                                   (500)        -
 Proceeds from sales, maturities and calls of:
  Available for sale investment securities                                              1,466       377
  Held to maturity investment securities                                                1,085     2,450
 Net increase in loans                                                                 (3,877)   (2,005)
 Purchases of property and equipment                                                       (2)       (3)
                                                                                      -------   -------

NET CASH PROVIDED (USED)
BY INVESTING ACTIVITIES                                                                (1,828)      819
                                                                                      -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net decrease in demand deposits                                                         (843)     (168)
 Net increase (decrease) in certificate accounts                                         (557)      615
 Increase in advances from FHLB                                                         2,000     2,000
 Decrease in advances from borrowers                                                      (88)      (65)
 Repayment of note payable                                                                  -    (4,200)
 Repurchase of common stock                                                              (363)     (464)
 Cash dividends paid                                                                     (328)     (385)
                                                                                      -------   -------

NET CASH USED BY
FINANCING ACTIVITIES                                                                     (179)   (2,667)
                                                                                      -------   -------
NET DECREASE IN CASH
AND CASH EQUIVALENTS                                                                   (1,170)   (1,223)

CASH AND CASH EQUIVALENTS, BEGINNING                                                    3,537     6,806
                                                                                      -------   -------

CASH AND CASH EQUIVALENTS, ENDING                                                     $ 2,367   $ 5,583
                                                                                      =======   =======


See accompanying notes.

                     Century Bancorp, Inc. and Subsidiary
                  Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six months ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles. The financial statements include the accounts of Century Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Home Savings, Inc., SSB ("Home Savings" or the "Bank"). Operating results for the three and six months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company's annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.


NOTE B - NET INCOME PER SHARE

Net income per share has been computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. In accordance with generally accepted accounting principles, management recognition plan shares and employee stock ownership plan shares are only considered outstanding for the basic earnings per share calculations when they are earned or committed to be released. Outstanding options and unearned shares in the management recognition plan had no dilutive effect for the three and six months ended December 31, 1999.


NOTE C - COMPREHENSIVE INCOME

For the three months ended December 31, 1999 and 1998, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $160,000 and $352,000, respectively, and for the six months ended December 31, 1999 and 1998, $343,000 and $642,000, respectively.

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

Comparison of Financial Condition at December 31, 1999 and June 30, 1999

Consolidated total assets remained stable during the six months, increasing by $485,000 from $93.7 million at June 30, 1999 to $94.2 million at December 31, 1999. Loan growth, however, has been strong, as net loans have grown by $3.9 million, from $75.6 million at June 30, 1999 to $79.5 million at December 31, 1999. During the six month period, reductions of $1.2 million and $1.1 million, respectively, in investment securities available for sale and investment securities held to maturity, together with proceeds of $2.0 million from Federal Home Loan Bank advances, were the principal sources of funding for the growth in loans.

Total stockholders' equity was $17.6 million at December 31, 1999, as compared with $17.7 million at June 30, 1999, a decrease of $69,000. Stockholders' equity was increased during the six months as a result of net income of $468,000 and amortization of unearned compensation aggregating $282,000. These increases were offset, however, by the regular quarterly dividends aggregating $328,000 or $.34 per share, share repurchases aggregating $363,000, and a decrease of $128,000 in the net unrealized gain on available for sale investment securities. At December 31, 1999, both the Holding Company and the Bank continued to significantly exceed all applicable regulatory capital requirements.

Comparison of Results of Operations for the Three Months Ended December 31, 1999 and 1998

Net Income. Net income for the quarter ended December 31, 1999 was $226,000 or $.24 per share, as compared with net income of $219,000, or $.20 per share, for the three months ended December 31, 1998. While net income did not increase significantly, net income per share increased by $.04 as a result of a lower level of weighted average shares outstanding during the current quarter. This decrease in shares outstanding is attributable to a share repurchase plan that commenced during the second quarter of the fiscal year that ended June 30, 1999.

Net Interest Income. Net interest income was $776,000 for the quarter ended December 31, 1999 as compared with $767,000 for the corresponding quarter of the previous fiscal year, an increase of $9,000. Principally as a result of repurchases of the Company's common stock, the average balance of net interest earning assets (average interest earning assets minus average interest bearing liabilities) decreased from approximately $16.6 during the three months ended December 31, 1998 to approximately $15.0 during the three months ended December 31, 1999. However, this decrease in net interest earning assets was offset by an increase of 20 basis points in the Company's net interest margin, producing the net interest income increase set forth above.

Provision for Loan Losses. The provision for loan losses was $5,000 and $4,000, respectively, for the quarters ended December 31, 1999 and 1998. There were no loan charge-offs during either period. Nonaccrual loans aggregated $238,000 at December 31, 1999, while the allowance for loan losses totaled $577,000 at that date.

General and Administrative Expenses. General and administrative expenses decreased to $430,000 for the quarter ended December 31, 1999 as compared with $443,000 for the quarter ended December 31, 1998, a reduction of $13,000. An increase of $12,000 in compensation costs was offset by reductions of $3,000 and $21,000, respectively, in data processing and other expenses.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 36.0% and 33.8% for the three months ended December 31, 1999 and 1998, respectively.

Comparison of Results of Operations for the Six Months Ended December 31, 1999 and 1998

Net Income. Net income for the six months ended December 31, 1999 was $468,000 or $.48 per share, as compared with net income of $461,000, or $.42 per share, for the six months ended December 31, 1998. While net income did not increase significantly, net income per share increased by $.06 as a result of a lower level of weighted average shares outstanding during the current six months. This decrease in shares outstanding is attributable to a share repurchase plan that commenced during the second six months of the fiscal year that ended June 30, 1999.

Net Interest Income. Net interest income was $1.6 million for the six months ended December 31, 1999 as compared with $1.5 million for the corresponding six months of the previous fiscal year, an increase of $35,000. Principally as a result of repurchases of the Company's common stock, the average balance of net interest earning assets (average interest earning assets minus average interest bearing liabilities) decreased from approximately $17.3 during the six months ended December 31, 1998 to approximately $15.2 during the six months ended December 31, 1999. However, this decrease in net interest earning assets was offset by an increase of 24 basis points in the Company's net interest margin, producing the net interest income increase set forth above.

Provision for Loan Losses. The provision for loan losses was $9,000 and $9,000, respectively, for the six months ended December 31, 1999 and 1998. There were no loan charge-offs during either period. Nonaccrual loans aggregated $238,000 at December 31, 1999, while the allowance for loan losses totaled $577,000 at that date.

General and Administrative Expenses. General and administrative expenses increased to $854,000 for the six months ended December 31, 1999 as compared with $851,000 for the six months ended December 31, 1998, an increase of $3,000. An increase of $41,000 in compensation costs was offset by reductions of $9,000 and $27,000, respectively, in data processing and other expenses.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 36.2% and 34.0 % for the six months ended December 31, 1999 and 1998, respectively.

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

As a North Carolina-chartered savings bank, Home Savings must maintain liquid assets equal to at least 10% of assets. The computation of liquidity under North Carolina regulations allows the inclusion of mortgage-backed securities and investments with readily marketable value, including investments with maturities in excess of five years. Home Savings' liquidity ratio at December 31, 1999, as computed under North Carolina regulations, was approximately 12.3%. On a consolidated basis, liquid assets represented 13.4% of total assets. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

As a North Carolina-chartered savings bank, Home Savings is subject to the capital requirements of the Federal Deposit Insurance Corporation ("FDIC") and the North Carolina Administrator of Savings Institutions ("N. C. Administrator"). The FDIC requires state-chartered savings banks to have a minimum leverage ratio of Tier I capital (principally consisting of common shareholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain intangible assets) to total assets of at least 3%; provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and
(ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the state minimum. The FDIC also requires Home Savings to have a ratio of total capital to risk-weighted assets of at least 8%, of which at least 4% must be comprised of Tier I capital. The N. C. Administrator requires a net worth equal to at least 5% of total assets. At December 31, 1999, Home Savings exceeded the capital requirements of both the FDIC and the N. C. Administrator.

Year 2000 Compliance Issues

The Year 2000 issue has posed business risks to most business organizations, including the Company. In response, the Company formed a Year 2000 project team, consisting of senior officers within the Company's operations, information systems, financial and management areas, to ensure that the Company attained Year 2000 compliance. All date sensitive systems were evaluated for Year 2000 compliance, with complete upgrading and testing of systems completed well in advance of the Year 2000 date change. The Company also developed contingency plans for its computer processes, including the use of alternative systems and the manual processing of certain critical operations. In addition, the Company had undertaken extensive efforts to ensure that significant vendor and customer relationships are Year 2000 compliant. The Company's management is pleased, but not surprised, that business continued as normal without adverse impact to the Company during the critical date change. In coming months, the Bank will continue monitoring external entities to assure that they have not experienced any Year 2000 problems that could impact their relationship with the Company.

The Company estimates that its total Year 2000 compliance costs have aggregated approximately $28,000, including capital expenditures of approximately $5,000 and other expenses charged to operations of approximately $23,000. In addition to the estimated costs of its Year 2000 compliance, the Company routinely makes annual investments in technology in its efforts to improve customer service and to efficiently manage its product and service delivery systems.

Part II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Stockholders was held on November 16, 1999. Of 1,119,669 shares entitled to vote at the meeting, 958,955 shares voted. The following matters were voted on at the meeting:

                                                         Number of Votes
                                         -----------------------------------------------
                                              For       Against     Withheld    Abstain
                                         ----------   -----------  ---------- ----------

      1.  Election of directors:
           Henry H. Darr                    930,305             -    28,650            -
           James G. Hudson, Jr.             930,305             -    28,650            -
           John R. Hunnicutt                930,305             -    28,650            -
           F. Stewart Kennedy               930,285             -    28,670            -
           Milton T. Riley, Jr.             930,305             -    28,650            -

      2.  Ratification of Dixon Odom
          PLLC to serve as independent
          auditor for the year ending
          June 30, 2000                     953,804         4,101         -        1,050

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

              (27)  Financial data schedule

         (b)  Reports on Form 8-K.

              No reports on Form 8-K were filed by the Bank during the quarter ended December 31, 1999.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              CENTURY BANCORP, INC.


Date:  February 2, 2000       By: /s/ James G. Hudson, Jr.
                                  ------------------------
                                  James G. Hudson, Jr.
                                  Chief Executive Officer



Date:  February 2, 2000       By: /s/ Drema A. Michael
                                  --------------------
                                  Drema A. Michael
                                  Chief Financial Officer