Form 10QSB
period 2000-03-31
CENTURY BANCORP INC /NC
filed 2000-05-11
CIK 1019055

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                  FORM 10-QSB


               [ X ]  Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2000


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

As of May 5, 2000, 1,105,019 shares of the issuer's common stock, no par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 11 pages.

                                                         Page No.
                                                         --------

Part I.  FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

           Consolidated Statements of Financial Condition
           March 31, 2000 and June 30, 1999...............   3

           Consolidated Statements of Operations
           Three Months and Nine Months Ended March 31,
           2000 and 1999..................................   4

           Consolidated Statements of Cash Flows
           Nine Months Ended March 31, 2000 and 1999......   5

           Notes to Consolidated Financial Statements.....   6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations....   7

Part II. Other Information

           Item 6.  Exhibits and Reports on Form 8-K......  10

Part I.  FINANCIAL INFORMATION
Item 1 - Financial Statements
-----------------------------

                      Century Bancorp, Inc. and Subsidiary
                 Consolidated Statements of Financial Condition
--------------------------------------------------------------------------------


                                                          March 31,
                                                            2000       June 30,
ASSETS                                                   (Unaudited)    1999 *
                                                         -----------   --------
                                                            (In Thousands)
Cash on hand and in banks                                   $ 1,035    $ 3,273
Interest-bearing balances in other banks                        791        264
Investment securities available for sale, at fair value       5,554      6,990
Investment securities held to maturity, at amortized
 cost                                                         4,460      5,571
Loans receivable, net                                        82,945     75,649
Accrued interest receivable                                     449        480
Premises and equipment, net                                     626        648
Stock in the Federal Home Loan Bank, at cost                    734        674
Other assets                                                    240        160
                                                            -------    -------
                                          TOTAL ASSETS      $96,834    $93,709
                                                            =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
 Deposit accounts                                           $73,345    $74,300
 Advances from Federal Home Loan Bank                         5,000      1,000
 Accrued interest payable                                       126         98
 Advance payments by borrowers for property taxes and
  insurance                                                     180        205
 Accrued expenses and other liabilities                         457        456
                                                            -------    -------
                                     TOTAL LIABILITIES       79,108     76,059
                                                            -------    -------
STOCKHOLDERS' EQUITY
 Preferred stock, no par value, 5,000,000 shares
  authorized, no shares issued and outstanding                    -          -
 Common stock, 20,000,000 shares authorized;
  1,105,019 and 1,133,469 shares, respectively,
  issued and outstanding                                      8,230      8,373
 ESOP loan and unearned compensation                         (2,549)    (2,952)
 Retained earnings, substantially restricted                 11,697     11,719
 Accumulated other comprehensive income                         348        510
                                                            -------    -------
                            TOTAL STOCKHOLDERS' EQUITY       17,726     17,650
                                                            -------    -------
                                 TOTAL LIABILITIES AND
                                  STOCKHOLDERS' EQUITY      $96,834    $93,709
                                                            =======    =======

* Derived from audited financial statements

See accompanying notes.

                      Century Bancorp, Inc. and Subsidiary
               Consolidated Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                          Three Months Ended    Nine Months Ended
                                               March 31,             March 31
                                         --------------------  --------------------
                                            2000      1999       2000       1999
                                         --------  ----------  --------  ----------
                                                     (In Thousands Except
                                                      Per Share Amounts)
INTEREST INCOME
 Loans                                   $  1,538  $    1,396  $  4,554  $    4,251
 Investments and deposits in other banks      183         275       576         847
                                         --------  ----------  --------  ----------

                   TOTAL INTEREST INCOME    1,721       1,671     5,130       5,098
                                         --------  ----------  --------  ----------

INTEREST EXPENSE
 Deposit accounts                             863         876     2,637       2,747
 Borrowings                                    49          12       107          26
                                         --------  ----------  --------  ----------

                  TOTAL INTEREST EXPENSE      912         888     2,744       2,773
                                         --------  ----------  --------  ----------

                     NET INTEREST INCOME      809         783     2,386       2,325

  PROVISION FOR LOAN LOSSES                     5           5        14          14
                                         --------  ----------  --------  ----------

               NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES      804         778     2,372       2,311
                                         --------  ----------  --------  ----------

OTHER INCOME                                   12           9        32          25
                                         --------  ----------  --------  ----------

GENERAL AND ADMINISTRATIVE EXPENSES
 Compensation and benefits                    310         277       868         794
 Occupancy                                     26          22        68          65
 Data processing expenses                      34          43        94         112
 Federal deposit insurance premiums             4          10        25          32
 Other expenses                                85          99       258         299
                                         --------  ----------  --------  ----------

                      TOTAL GENERAL AND
                ADMINISTRATIVE EXPENSES       459         451     1,313       1,302
                                         --------  ----------  --------  ----------

                          INCOME BEFORE
                           INCOME TAXES       357         336     1,091       1,034

PROVISION FOR INCOME TAXES                    131         110       397         347
                                         --------  ----------  --------  ----------

                             NET INCOME  $    226  $      226  $    694  $      687
                                         ========  ==========  ========  ==========

NET INCOME PER COMMON SHARE
 Basic and diluted                       $    .24  $      .21  $    .72  $      .63
                                         ========  ==========  ========  ==========

 Weighted average shares outstanding      958,724   1,060,867   961,685   1,098,009
                                         ========  ==========  ========  ==========

DIVIDENDS DECLARED PER COMMON
 SHARE                                   $    .17  $      .17  $    .51  $      .51
                                         ========  ==========  ========  ==========

See accompanying notes.

                      Century Bancorp, Inc. and Subsidiary
               Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                              Nine Months Ended
                                                                   March 31,
                                                              -----------------
                                                                2000      1999
                                                              -------   -------
                                                               (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                   $   694   $   687
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                                     29        36
  Deferred compensation                                            17        16
  Amortization of discounts and premiums on securities              2         6
  Provision for loan losses                                        14        14
  Amortization of unearned stock compensation                     429       416
  Change in assets and liabilities:
   Decrease in accrued interest receivable                         31        13
   Increase (decrease) in accrued interest payable                 28       (45)
   Other                                                            9      (140)
                                                              -------   -------
                                        NET CASH PROVIDED BY
                                        OPERATING ACTIVITIES    1,253     1,003
                                                              -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of available-for-sale investment securities         (1,000)     (505)
 Purchases of held to maturity investment securities                -      (500)
 Proceeds from sales, maturities and calls of:
  Available for sale investment securities                      2,161       683
  Held to maturity investment securities                        1,117     2,450
 Net increase in loans                                         (7,310)   (2,113)
 Purchases of property and equipment                               (7)       (3)
 Purchase of FHLB stock                                           (60)      (21)
                                                              -------   -------

                                            NET CASH USED BY
                                        INVESTING ACTIVITIES   (5,099)       (9)
                                                              -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net decrease in demand deposits                                  (58)     (988)
 Net increase (decrease) in certificate accounts                 (897)      508
 Increase in advances from FHLB                                 4,000         -
 Decrease in advances from borrowers                              (25)       (9)
 Repayment of note payable                                          -    (4,200)
 Repurchase of common stock                                      (389)   (1,048)
 Cash dividends paid                                             (496)     (569)
                                                              -------   -------

                                    NET CASH PROVIDED (USED)
                                     BY FINANCING ACTIVITIES    2,135    (6,306)
                                                              -------   -------
                                        NET DECREASE IN CASH
                                        AND CASH EQUIVALENTS   (1,711)   (5,312)

CASH AND CASH EQUIVALENTS, BEGINNING                            3,537     6,806
                                                              -------   -------

                           CASH AND CASH EQUIVALENTS, ENDING  $ 1,826   $ 1,494
                                                              =======   =======

See accompanying notes.

                      Century Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine months ended March 31, 2000 and 1999, in conformity with generally accepted accounting principles. The financial statements include the accounts of Century Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Home Savings, Inc., SSB ("Home Savings" or the "Bank"). Operating results for the three and nine months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company's annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.


NOTE B - NET INCOME PER SHARE

Net income per share has been computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. In accordance with generally accepted accounting principles, management recognition plan shares and employee stock ownership plan shares are only considered outstanding for the basic earnings per share calculations when they are earned or committed to be released. Outstanding options and unearned shares in the management recognition plan had no dilutive effect for the three and nine months ended March 31, 2000.

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

Comparison of Financial Condition at March 31, 2000 and June 30, 1999

Consolidated total assets increased by $3.1 million during the nine months, from $93.7 million at June 30, 1999 to $96.8 million at March 31, 2000. Most of this growth occurred during the current quarter. Loan growth, however, has been strong throughout the current fiscal year, as net loans have grown by $7.3 million, from $75.6 million at June 30, 1999 to $82.9 million at March 31, 2000. During the nine month period, reductions of $1.4 million and $1.1 million, respectively, in investment securities available for sale and investment securities held to maturity, together with proceeds of $4.0 million from Federal Home Loan Bank advances, were the principal sources of funding for the growth in loans. Deposit accounts have decreased by $1.0 million during the period.

Total stockholders' equity was $17.7 million at March 31, 2000, as compared with $17.7 million at June 30, 1999, an increase of $76,000. Stockholders' equity was increased during the nine months as a result of net income of $694,000 and amortization of unearned compensation aggregating $429,000. These increases were offset, however, by the regular quarterly dividends aggregating $496,000 or $.51 per share, share repurchases aggregating $389,000, and a decrease of $162,000 in the net unrealized gain on available for sale investment securities. At March 31, 2000, both the Holding Company and the Bank continued to significantly exceed all applicable regulatory capital requirements.

Comparison of Results of Operations for the Three Months Ended March 31, 2000 and 1999

Net Income. Net income for the quarter ended March 31, 2000 was $226,000 or $.24 per share, as compared with net income of $226,000, or $.21 per share, for the three months ended March 31, 1999. While net income was the same for both quarters, net income per share increased by $.03 as a result of a lower level of weighted average shares outstanding during the current quarter. This decrease in shares outstanding is attributable to a share repurchase plan that commenced during the second quarter of the fiscal year that ended June 30, 1999.

Net Interest Income. Net interest income was $809,000 for the quarter ended March 31, 2000 as compared with $783,000 for the corresponding quarter of the previous fiscal year, an increase of $26,000. Principally as a result of repurchases of the Company's common stock, the average balance of net interest earning assets (average interest earning assets minus average interest bearing liabilities) decreased from approximately $16.4 during the three months ended March 31, 1999 to approximately $14.8 during the three months ended March 31, 2000. However, this decrease in net interest earning assets was offset by an increase of 15 basis points in the Company's net interest margin, producing the net interest income increase set forth above.

Provision for Loan Losses. The provision for loan losses was $5,000 for each of the quarters ended March 31, 2000 and 1999. There were no loan charge-offs during either period. Nonaccrual loans aggregated $187,000 at March 31, 2000, while the allowance for loan losses totaled $582,000 at that date.

General and Administrative Expenses. General and administrative expenses increased to $459,000 for the quarter ended March 31, 2000 as compared with $451,000 for the quarter ended March 31, 1999, an increase of $8,000. An increase of $33,000 in compensation costs was offset by reductions of $9,000 and $14,000, respectively, in data processing and other expenses.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 36.7% and 32.7% for the three months ended March 31, 2000 and 1999, respectively.

Comparison of Results of Operations for the Nine months Ended March 31, 2000 and 1999

Net Income. Net income for the nine months ended March 31, 2000 was $694,000 or $.72 per share, as compared with net income of $687,000, or $.63 per share, for the nine months ended March 31, 1999. While net income did not increase significantly, net income per share increased by $.09 as a result of a lower level of weighted average shares outstanding during the current nine months. This decrease in shares outstanding is attributable to a share repurchase plan that commenced during the second nine months of the fiscal year that ended June 30, 1999.

Net Interest Income. Net interest income was $2.4 million for the nine months ended March 31, 2000 as compared with $2.3 million for the corresponding nine months of the previous fiscal year, an increase of $61,000. Principally as a result of repurchases of the Company's common stock, the average balance of net interest earning assets (average interest earning assets minus average interest bearing liabilities) decreased from approximately $17.1 during the nine months ended March 31, 1999 to approximately $15.0 during the nine months ended March 31, 2000. However, this decrease in net interest earning assets was offset by an increase of 20 basis points in the Company's net interest margin, producing the net interest income increase set forth above.

Provision for Loan Losses. The provision for loan losses was $14,000 and $14,000, respectively, for the nine months ended March 31, 2000 and 1999. There were no loan charge-offs during either period. Nonaccrual loans aggregated $187,000 at March 31, 2000, while the allowance for loan losses totaled $582,000 at that date.

General and Administrative Expenses. General and administrative expenses aggregated to $1.3 million for the nine months ended March 31, 2000 as compared with $1.3 million for the nine months ended March 31, 1999, an increase of $11,000. An increase of $74,000 in compensation costs was offset by reductions of $18,000 and $41,000, respectively, in data processing and other expenses.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 36.4% and 33.6 % for the nine months ended March 31, 2000 and 1999, respectively.

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

As a North Carolina-chartered savings bank, Home Savings must maintain liquid assets equal to at least 10% of assets. The computation of liquidity under North Carolina regulations allows the inclusion of mortgage-backed securities and investments with readily marketable value, including investments with maturities in excess of five years. Home Savings' liquidity ratio at March 31, 2000, as computed under North Carolina regulations, was approximately 11.3%. On a consolidated basis, liquid assets represented 12.2% of total assets. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

As a North Carolina-chartered savings bank, Home Savings is subject to the capital requirements of the Federal Deposit Insurance Corporation ("FDIC") and the North Carolina Administrator of Savings Institutions ("N. C. Administrator"). The FDIC requires state-chartered savings banks to have a minimum leverage ratio of Tier I capital (principally consisting of common shareholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain intangible assets) to total assets of at least 3%; provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and
(ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the state minimum. The FDIC also requires Home Savings to have a ratio of total capital to risk-weighted assets of at least 8%, of which at least 4% must be comprised of Tier I capital. The N. C. Administrator requires a net worth equal to at least 5% of total assets. At March 31, 2000, Home Savings exceeded the capital requirements of both the FDIC and the N. C. Administrator.

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

Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          (27)  Financial data schedule

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed by the Bank during the quarter ended March 31, 2000.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              CENTURY BANCORP, INC.


Date:  May 9, 2000            By: /s/ James G. Hudson, Jr.
                                  ------------------------
                                  James G. Hudson, Jr.
                                  Chief Executive Officer



Date:  May 9, 2000            By: /s/ Drema A. Michael
                                  --------------------
                                  Drema A. Michael
                                  Chief Financial Officer