Form 10KSB
period 2000-06-30
CENTURY BANCORP INC /NC
filed 2000-09-29
CIK 1019055

                                  UNITED STATES
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-KSB

                ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                    For the fiscal year ended June 30, 2000
                                              -------------

                       Commission file number 000-21881
                                              ---------


                             CENTURY BANCORP, INC.
                (Name of small business issuer in its charter)


       North Carolina                               56-1981518
       ---------------                              ----------
  (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)


         22 Winston Street
      Thomasville, North Carolina                      27360
      ----------------------------                     -----
 (Address of principal executive offices)            (Zip Code)


                                (336) 475-4663
                            ----------------------
                          (Issuer's telephone number)


          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


   Common Stock, no par value                  Nasdaq SmallCap Market
---------------------------------         ---------------------------------
(Title of class)                     (Name of each exchange on which registered)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes  X     No ____
             ----


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year $6,948,352

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

Common Stock, no par value -- $11,921,834 (based on the price at which the stock was sold on September 15, 2000).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


    Common Stock, no par value                        1,105,019
    --------------------------                        ---------
            (Class)                      (Outstanding at September 15, 2000)


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended June 30, 2000 (the "2000 Annual Report"), are incorporated by reference into Part I and Part II.

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on November 21, 2000 (the "Proxy Statement"), are incorporated by reference into Part III.

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

         Home Savings conducts business through its full service office in Thomasville, North Carolina. Home Savings' primary market area encompasses the communities within a 10-mile radius of its office, which includes portions of Davidson, Randolph and Guilford counties in North Carolina. At June 30, 2000, Century Bancorp had total assets of $100.5 million, net loans of $87.3 million, deposits of $73.8 million, investment securities of $10.8 million and stockholders' equity of $17.9 million.

         At June 30, 2000, Century Bancorp and Home Savings had 10 full-time employees and 1 part-time employee.

         Century Bancorp has no operations and conducts no significant business of its own other than owning Home Savings and lending funds to the ESOP. Accordingly, the discussion of the business which follows in this Form 10-KSB concerns the business conducted by Home Savings, unless indicated otherwise.

Lending Activities

         Home Savings is engaged primarily in the business of attracting deposits from the general public and using those deposits to make mortgage loans secured by real estate. Home Savings' primary source of revenue is interest and fee income from its lending activities, consisting primarily of mortgage loans for the purchase or refinancing of one-to-four family residential real property located in its primary market area. Home Savings also makes loans secured by multi-family and commercial properties, construction loans, home equity loans, savings account loans and various types of consumer loans. Approximately 2.3% of Home Savings' loan portfolio, before net items, is not secured by real estate. On June 30, 2000, Home Savings' largest single outstanding loan had a balance of approximately $713,000. In addition to interest earned on loans, Home Savings receives fees in connection with loan originations, loan servicing, loan modifications, late payments, loan assumptions and other miscellaneous services. Home Savings generally does not sell its loans; both fixed and adjustable rate loans are originated with the intention that they will be held in Home Savings' loan portfolio.

         Home Savings' net loan portfolio totaled approximately $87.3 million at June 30, 2000 representing approximately 86.8% of Home Savings' total assets at such date. At June 30, 2000, 81.2% of Home Savings' loan portfolio, before net items, was composed of one-to four-family residential mortgage loans. Multi-family residential and commercial real estate loans represented 10.2% of Home Savings' loan portfolio, before net items, on such date. Construction loans and home equity loans represented 4.7% and 1.6%, respectively, of Home Savings' loan portfolio, before net items, on such date. As of June 30, 2000, 11.7% of the loans in Home Savings' loan portfolio had adjustable interest rates. Loans maturing or repricing on or after June 30, 2001, consist of fixed rate real estate loans of $65.7 million, adjustable rate real estate loans of $2.2 million and other loans of $736,000; Home Savings has no other adjustable rate loans. See Note C to the Financial Statements contained in the 2000 Annual Report.

Investment Securities

         Interest and dividend income from investment securities generally provides Home Savings' second largest source of income after interest on loans. In addition, Home Savings receives interest income from deposits in other financial institutions. At June 30, 2000, Century Bancorp's and Home Savings' investment portfolio totaled approximately $10.8 million and consisted primarily of U.S. government and agency securities, mortgage-backed securities, municipal bonds, interest-earning deposits in other financial institutions, and stock of the Federal Home Loan Mortgage Corporation and the FHLB of Atlanta.

         Investments in mortgage-backed securities involve a risk that, because of changes in the interest rate environment, actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates. See Note B to the Financial Statements Contained in the 2000 Annual Report.

         As a member of the FHLB of Atlanta, Home Savings is required to maintain an investment in stock of the FHLB of Atlanta equal to the greater of 1% of Home Savings' outstanding home loans or 5% of its outstanding advances from the FHLB of Atlanta. No ready market exists for such stock, which is carried at cost. As of June 30, 2000, Home Savings' investment in stock of the FHLB of Atlanta was $734,000.

         North Carolina regulations require Home Savings to maintain a minimum amount of liquid assets which may be invested in specified short-term securities. See "-- Regulation of Home Savings - Liquidity."

Deposits and Borrowings

         Deposits. Deposits are the primary source of Home Savings' funds for lending and other investment purposes. Home Savings attracts both short-term and long-term deposits from the general public by offering a variety of accounts and rates. Home Savings offers passbook savings accounts, statement savings accounts, negotiable order of withdrawal accounts, money market demand accounts, non-interest-bearing checking accounts, and fixed interest rate certificates with varying maturities. At June 30, 2000, 71.8% of Home Savings' deposits consisted of certificate accounts, 7.2% consisted of passbook and statement savings accounts, 20.6% consisted of interest-bearing transaction accounts and 0.4% consisted of noninterest-bearing transaction accounts. Deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition, and other factors, including the restructuring of the thrift industry. Home Savings' savings deposits traditionally have been obtained primarily from its primary market area. Home Savings utilizes traditional marketing methods to attract new customers and savings deposits, including television advertising, print media advertising and direct mailings. Home Savings does not advertise for deposits outside of its local market area or use the services of deposit brokers. See Note G to the Financial Statements contained in the 2000 Annual Report.

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

         Borrowings. Home Savings may use borrowings on a short-term basis to compensate for reductions in the availability of funds from other sources. Borrowings may also be used on a longer term basis for general business purposes. Home Savings has a line of credit which it may use to obtain advances from the FHLB of Atlanta to supplement its liquidity needs. The FHLB system functions in a reserve credit capacity for savings institutions. As a member, Home Savings is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta on the security of that stock and a floating lien on certain of its real estate secured loans and other assets. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB of Atlanta's assessment of the institution's creditworthiness. At June 30, 2000, Home Savings had $8.0 million in outstanding borrowings. This advance is due to be repaid on October 6, 2000 and bears interest at 7.4% per annum.

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

Competition

         Home Savings faces strong competition both in attracting deposits and making real estate and other loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions and commercial banks located in its primary market area, including large financial institutions which have greater financial and marketing resources available to them. As of June 30, 2000, there were 8 depository institutions with 14 offices in Thomasville, North Carolina. Based upon 1999 comparative data, Home Savings had 16.9% of the deposits in Thomasville, and 5.4% of the deposits in Davidson County. Home Savings has also faced significant competition for investors' funds from short-term money market securities and other corporate and government securities. The ability of Home Savings to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

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

Supervision and Regulation

         Bank holding companies and state savings banks are extensively regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations that affect or will affect Century Bancorp and Home Savings. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of Century Bancorp and Home Savings. Supervision, regulation and examination of Century Bancorp and Home Savings by the regulatory agencies are intended primarily for the protection of depositors rather than shareholders of Century Bancorp.

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

         Similarly, Federal Reserve approval (or, in certain cases, non-disapproval) must be obtained prior to any person acquiring control of Century Bancorp. Control is conclusively presumed to exist if, among other things, a person acquires more than 25% of any class of voting stock of the holding company or controls in any manner the election of a majority of the directors of the holding company. Control is presumed to exist if a person acquires more than 10% of any class of voting stock and the stock is registered under Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act") or the acquiror will be the largest shareholder after the acquisition.

         There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to depositors and the FDIC insurance funds in the event the depository institution becomes in danger of default or in default. For example, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" with the terms of any capital restoration plan filed by the subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all acceptable capital standards as of the time the institution fails to comply with the capital restoration plan. Under a policy of the Federal Reserve, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent that policy. The Federal Reserve under the BHCA also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

         In addition, insured depository institutions under common control are required to reimburse the FDIC for any loss suffered by either the SAIF or Bank Insurance Fund (the "BIF") as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

         As a result of Century Bancorp's ownership of Home Savings, Century Bancorp is registered under the savings bank holding company laws of North Carolina. Accordingly, Century Bancorp is also subject to regulation and supervision by the Administrator, Savings Institutions Division, North Carolina Department of Commerce (the "Administrator").

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

         Federal Securities Law. Century Bancorp has registered its Common Stock with the SEC pursuant to Section 12(g) of the Exchange Act. As a result of such registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to the company.

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

         Home Savings is a North Carolina-chartered savings bank, is a member of the FHLB system, and its deposits are insured by the FDIC through the SAIF. It is subject to examination and regulation by the FDIC and the Administrator and to regulations governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities, and general investment authority. Generally, North Carolina state chartered savings banks whose deposits are issued by the SAIF are subject to restrictions with respect to activities and investments, transactions with affiliates and loans-to-one borrower similar to those applicable to state and federally-chartered SAIF insured savings associations. This examination and regulation is intended primarily for the protection of depositors and the federal deposit insurance funds.

         Home Savings is subject to various regulations promulgated by the Federal Reserve including, without limitation, Regulation B (Equal Credit Opportunity), Regulation D (Reserves), Regulation E (Electronic Fund Transfers), Regulation O (Loans to Executive Officers, Directors and Principal Shareholders), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds) and Regulation DD (Truth in Savings). As holders of loans secured by real property and as owners of real property, financial institutions, including Home Savings, may be subject to potential liability under various statutes and regulations applicable to property owners generally, including statutes and regulations relating to the environmental condition of real property.

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

         Further, current federal law has extended to savings banks the restrictions contained in Section 22(h) of the Federal Reserve Act and its implementing regulations with respect to loans to directors, executive officers and principal stockholders. Under Section 22(h), loans to directors, executive officers and stockholders who own more than 10% of a savings bank, and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the savings bank's loans-to-one borrower limit as established by federal law, and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and stockholders who own more than 10% of a savings bank, and their respective affiliates, unless approved in advance by a majority of the disinterested directors of the board of directors of the savings bank and Century Bancorp. Any "interested" director may not participate in the voting. The Federal Reserve has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of unimpaired capital and unimpaired surplus (up to $500,000). Further, pursuant to Section 22(h) the Federal Reserve requires that loans to directors, executive officers, and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and not involve more than the normal risk of repayment or present other unfavorable features. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

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

         Under current law, the insurance assessment to be paid by the SAIF members such as Home Savings shall be as specified in a schedule required to be issued by the FDIC. Effective January 1, 1997, the FDIC equalized the assessment rates for BIF members as well as those institutions with deposits insured by the SAIF. Thus, for the semi-annual period beginning January 1, 1997, the assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. However, because legislation enacted in 1996 requires that both SAIF-insured and BIF-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation, for the quarters ended or ending December 31, 1999, March 31, 2000, and June 30, 2000, the FDIC is assessing BIF-insured deposits an additional 1.184, 2.120 and 2.08 basis points per $100 of deposits respectively, and SAIF-insured deposits an additional 5.920, 2.120, and 2.08 basis points per $100 of deposits, respectively, to cover those obligations.

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

         An institution which fails to meet minimum capital requirements may be subject to a capital directive which is enforceable in the same manner and to the same extent as a final cease and desist order, and must submit a capital plan within 60 days to the FDIC. If the leverage ratio falls to 2% or less, the institution may be deemed to be operating in an unsafe or unsound condition, allowing the FDIC to take various enforcement actions, including possible termination of insurance or placement of the institution in receivership. At June 30, 2000, Home Savings had a leverage ratio of 17%.

         The Administrator requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement.

         At June 30, 2000, Home Savings complied with each of the capital requirements of the FDIC and the Administrator.

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

         As of June 30, 2000, the largest aggregate amount of loans which Home Savings had to any one borrower was $1.6 million; these loans were performing in accordance with their original terms on that date. Home Savings had no loans outstanding which management believes violate applicable loans-to-one borrower limits.

         Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, Home Savings is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the FHLB of Atlanta. On June 30, 2000, Home Savings was in compliance with this requirement with an investment in FHLB of Atlanta stock of $734,000.

         Federal Reserve System. Federal Reserve regulations require savings banks, not otherwise exempt from the regulations, to maintain reserves against their transaction accounts (primarily negotiable order of withdrawal accounts) and certain nonpersonal time deposits. The reserve requirements are subject to adjustment by the Federal Reserve. As of June 30, 2000, Home Savings was in compliance with the applicable reserve requirements of the Federal Reserve.

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

         Liquidity. Home Savings is subject to the Administrator's requirement that the ratio of liquid assets to total assets equal at least 10%. The computation of liquidity under North Carolina regulation allows the inclusion of mortgage-backed securities and investments which, in the judgment of the Administrator, have a readily marketable value, including investments with maturities in excess of five years. On June 30, 2000, Home Savings' liquidity ratio, calculated in accordance with North Carolina regulations, was approximately 11.1%.

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

         Prompt Corrective Regulatory Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 provided the federal banking agencies with broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under the FDIC regulations applicable to Home Savings, an institution is considered "well capitalized" if it has

         .  a total risk-based capital ratio of 10% or greater,

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

         The Interstate Banking Act also provided for interstate branching, effective June 1, 1997, allowing interstate branching in all states, provided that a particular state has not specifically denied interstate branching by legislation prior to such time. Unlike interstate acquisitions, a state could deny interstate branching if it specifically elected to do so by June 1, 1997. North Carolina has enacted legislation permitting interstate branching transactions.

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

         Gramm - Leach - Bliley Act. On November 12, 1999, the President signed into law the Gramm - Leach - Bliley Act. This statute contains several provisions that may affect how Century Bancorp and Home Savings do business or the nature of the competition that they face. The act permits banks, insurance companies, and securities firms to affiliate within a single corporate structure, now known as a financial holding company. Using the financial holding company structure, insurance companies and securities firms may acquire bank holding companies, such as Century Bancorp, and bank holding companies may acquire insurance companies and securities firms. A bank holding company that wishes to become a financial holding company must satisfy a number of conditions, including that all of the insured depository institution subsidiaries of the bank holding company have at least a "satisfactory" Community Reinvestment Act rating. In addition, a financial holding company may not commence a new financial activity or acquire control of a company engaged in such activities without satisfying this Community Reinvestment Act requirement. As a result of this new act, Century Bancorp may face increased competition from more and larger financial institutions. The act allows increased activity in the insurance and securities underwriting businesses, to be conducted through a subsidiary of a financial holding company and would involve both additional risk and regulatory burdens.

         The act also contains several provisions respecting customer privacy. The extent of Home Saving's obligations in this regard will not be known until the Federal Reserve and the other federal banking agencies issue rules applicable to financial institutions. However, Home Savings will be required to disclose a privacy policy to its customers on an annual basis. In addition, if Home Savings provides nonpublic personal information about customers to third parties for use in the marketing of third party products, it must first disclose this fact to its customers and provide them an opportunity to opt out of the arrangement.

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


ITEM 2.  DESCRIPTION OF PROPERTY

         The following table sets forth the location of Home Savings' headquarters office in Thomasville, North Carolina, as well as certain other information relating to this office as of June 30, 2000:


                                                     Net Book
                                                     Value of
                                                    Property and      Owned or
                                                    Improvements       Leased
                                                    ------------      --------
22 Winston Street
Thomasville, North Carolina 27360                     $558,000         Owned

         Home Savings' headquarters is the only real property owned by Century Bancorp that is used in its operations. Century Bancorp's management considers the property to be in good condition and is of the opinion that it is adequately covered by insurance. The total net book value of Home Savings' furniture, fixtures and equipment at June 30, 2000 was $62,000. Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of by Home Savings in an effort to recover its investment. On June 30, 2000 Home Savings recorded no real estate acquired in settlement of loans.

ITEM 3.  LEGAL PROCEEDINGS

         In the opinion of management, neither Century Bancorp nor Home Savings is involved in any pending legal proceedings other than routine litigation that is incidental to their business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of Century Bancorp's stockholders during the quarter ended June 30, 2000.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         See the information under the section captioned "Common Stock Information" on page 42 of Century Bancorp's 2000 Annual Report, which section is incorporated herein by reference. See "ITEM 1. DESCRIPTION OF BUSINESS -- Regulation of Home Savings -- Restrictions on Dividends and Other Capital Distributions" above for regulatory restrictions which limit the ability of Home Savings to pay dividends to Century Bancorp.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         See the information set forth under ITEM 1 above and the information set forth under the section captioned "Management's Discussion and Analysis" on pages 3 through 11 in Century Bancorp's 2000 Annual Report, which section is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

         The consolidated financial statements of Century Bancorp set forth on pages 13 through 40 in Century Bancorp's 2000 Annual Report are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         N/A.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(a) OF THE EXCHANGE ACT

         The information required by this Item regarding directors and executive officers of Century Bancorp is set forth under the sections captioned "Proposal 1 - Election of Directors" on page 6 of the Proxy Statement for the 2000 Annual Meeting of Stockholders (the "Proxy Statement") and "Executive Officers" on pages 7 and 8 of the Proxy Statement, which sections are incorporated herein by reference.

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

       (3)(ii)  Bylaws, as amended on August 17, 1999.

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

       (13)     Portions of 2000 Annual Report to Stockholders

       (21) See ITEM 1. - "DESCRIPTION OF BUSINESS --Subsidiaries." for discussion of subsidiaries

       (27)     Financial Data Schedule

Reports on Form 8-K

         Century Bancorp filed no reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CENTURY BANCORP, INC.



Date:  September 25, 2000              By:  /s/ James G. Hudson, Jr.
                                            ---------------------------------
                                            James G. Hudson, Jr.
                                            President, Treasurer, and Chief
                                             Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

               Signature                      Title                                  Date
               ---------                      -----                                  ----
/s/ James G. Hudson, Jr.            President, Chief Executive Officer,         September 25, 2000
-----------------------------       Treasurer and Director
James G. Hudson, Jr.

/s/ John E. Todd                    Vice-President                              September 25, 2000
-----------------------------
John E. Todd

/s/ Drema A. Michael                Assistant Treasurer and                     September 25, 2000
-----------------------------       Secretary
Drema A. Michael

/s/ Henry H. Darr                   Director                                    September 25, 2000
-----------------------------
Henry H. Darr

/s/ John R. Hunnicutt               Director                                    September 25, 2000
-----------------------------
John R. Hunnicutt

/s/ F. Stuart Kennedy               Director                                    September 25, 2000
-----------------------------
F. Stuart Kennedy

/s/ Milton T. Riley, Jr.            Director                                    September 25, 2000
-----------------------------
Milton T. Riley, Jr.