Form 10QSB
period 2000-09-30
CENTURY BANCORP INC /NC
filed 2000-11-13
CIK 1019055

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


                [ X ] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000


                     [ ] Transition Report Under Section 13
                          or 15(d) of the Exchange Act

                   For the transition period ended______________


                        Commission File Number    000-21881
                                               ---------------

                              CENTURY BANCORP, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              North Carolina                             56-1981518
-------------------------------------------- -----------------------------------
        (State or other jurisdiction of                (IRS Employer
         incorporation or organization)            Identification Number)


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

As of November 6, 2000, 1,105,019 shares of the issuer's common stock, no par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 10 pages.

                                                                        Page No.
                                                                        --------

Part I.    FINANCIAL INFORMATION

Item 1 -   Financial Statements (Unaudited)

              Consolidated Statements of Financial Condition
              September 30, 2000 and June 30, 2000......................   3

              Consolidated Statements of Operations
              Three Months Ended September 30, 2000 and 1999............   4

              Consolidated Statements of Cash Flows
              Three Months Ended September 30, 2000 and 1999............   5

              Notes to Consolidated Financial Statements................   6

Item 2 -   Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................   7

Part II.   Other Information

              Item 6.  Exhibits and Reports on Form 8-K.................   9

Part I.  Financial Information

Item 1 - Financial Statements
-----------------------------

                      Century Bancorp, Inc. and Subsidiary
                 Consolidated Statements of Financial Condition
--------------------------------------------------------------------------------


                                                                                    September 30,
                                                                                        2000            June 30,
ASSETS                                                                               (Unaudited)         2000 *
                                                                                    ------------      -------------
                                                                                            (In Thousands)

Cash on hand and in banks                                                           $       1,351     $       1,105
Interest-bearing balances in other banks                                                    1,408               889
Investment securities available for sale, at fair value                                     4,751             4,737
Investment securities held to maturity, at amortized cost                                   4,365             4,433
Loans receivable, net                                                                      88,373            87,254
Accrued interest receivable                                                                   493               504
Premises and equipment, net                                                                   642               621
Stock in the Federal Home Loan Bank, at cost                                                  734               734
Other assets                                                                                  259               265
                                                                                    -------------     -------------

                                                                    TOTAL ASSETS    $     102,376     $     100,542
                                                                                    =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Deposit accounts                                                                 $      74,381     $      73,846
   Advances from Federal Home Loan Bank                                                     9,000             8,000
   Accrued interest payable                                                                   221               142
   Advance payments by borrowers for property taxes and insurance                              78               233
   Accrued expenses and other liabilities                                                     545               453
                                                                                    -------------     -------------

                                                               TOTAL LIABILITIES           84,225            82,674
                                                                                    -------------     -------------

STOCKHOLDERS' EQUITY
   Preferred stock, no par value, 5,000,000 shares
    authorized, no shares issued and outstanding                                                -                 -
   Common stock, 20,000,000 shares authorized;
    1,105,019 shares issued and outstanding                                                 8,096             8,099
   ESOP loan and unearned compensation                                                     (2,160)           (2,285)
   Retained earnings, substantially restricted                                             11,750            11,734
   Accumulated other comprehensive income                                                     465               320
                                                                                    -------------     -------------

                                                      TOTAL STOCKHOLDERS' EQUITY           18,151            17,868
                                                                                    -------------     -------------

                                                           TOTAL LIABILITIES AND
                                                            STOCKHOLDERS' EQUITY    $     102,376     $     100,542
                                                                                    =============     =============

* Derived from audited financial statements

See accompanying notes.

                      Century Bancorp, Inc. and Subsidiary
                Consolidated Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                           Three Months Ended
                                                                                             September 30,
                                                                                     ------------------------------
                                                                                         2000             1999
                                                                                     -------------    -------------
                                                                                            (In Thousands
                                                                                         except per share data)

INTEREST INCOME
   Loans                                                                             $       1,690    $       1,501
   Investments and deposits in other banks                                                     160              197
                                                                                     -------------    -------------

                                                        TOTAL INTEREST INCOME                1,850            1,698
                                                                                     -------------    -------------

INTEREST EXPENSE
   Deposit accounts                                                                            997              880
   Borrowings                                                                                  147               17
                                                                                     -------------    -------------

                                                       TOTAL INTEREST EXPENSE                1,144              897
                                                                                     -------------    -------------

                                                          NET INTEREST INCOME                  706              801

PROVISION FOR LOAN LOSSES                                                                        5                4
                                                                                     -------------    -------------

                                                    NET INTEREST INCOME AFTER
                                                    PROVISION FOR LOAN LOSSES                  701              797
                                                                                     -------------    -------------

OTHER INCOME                                                                                     9                8
                                                                                     -------------    -------------

GENERAL AND ADMINISTRATIVE EXPENSES
   Compensation and benefits                                                                   277              274
   Occupancy                                                                                    20               21
   Data processing expenses                                                                     30               30
   Other expenses                                                                               96               99
                                                                                     -------------    -------------

                                                            TOTAL GENERAL AND
                                                      ADMINISTRATIVE EXPENSES                  423              424
                                                                                     -------------    -------------

                                                                INCOME BEFORE
                                                                 INCOME TAXES                  287              381

PROVISION FOR INCOME TAXES                                                                     104              139
                                                                                     -------------    -------------

                                                                   NET INCOME        $         183    $         242
                                                                                     =============    =============

NET INCOME PER COMMON SHARE
   Basic and diluted                                                                 $         .19    $         .25
                                                                                     =============    =============

   Weighted average shares outstanding                                                     977,721          967,654
                                                                                     =============    =============

DIVIDENDS DECLARED PER COMMON SHARE                                                  $         .17    $         .17
                                                                                     =============    =============

See accompanying notes.

                      Century Bancorp, Inc. and Subsidiary
                Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------


                                                                                           Three Months Ended
                                                                                             September 30,
                                                                                     ------------------------------
                                                                                         2000             1999
                                                                                     -------------    -------------
                                                                                             (In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                        $         183    $         242
   Adjustments to reconcile net income to net cash  provided  by operating activities:
     Depreciation                                                                               11               10
     Deferred compensation                                                                       5                5
     Amortization of discounts and premiums on securities                                       (2)               2
     Provision for loan losses                                                                   5                4
     Amortization of unearned stock compensation                                               142              143
     Change in assets and liabilities:
       Decrease in accrued interest receivable                                                  11               18
       Increase (decrease) in accrued interest payable                                          79               (7)
       Other                                                                                   (23)              69
                                                                                     -------------    -------------

                                                             NET CASH PROVIDED BY
                                                             OPERATING ACTIVITIES              411              486
                                                                                     -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales, maturities and calls of:
     Available for sale investment securities                                                  227              721
     Held to maturity investment securities                                                     70              554
   Net increase in loans                                                                    (1,124)          (2,976)
   Purchases of property and equipment                                                         (32)              (1)
                                                                                     -------------    -------------

                                                                 NET CASH USED BY
                                                             INVESTING ACTIVITIES             (859)          (1,702)
                                                                                     -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net decrease in demand deposits                                                            (468)            (262)
   Net increase in certificate accounts                                                      1,003              430
   Increase in advances form FHLB                                                            1,000            2,000
   Decrease in advances from borrowers                                                        (155)            (146)
   Repurchase of common stock                                                                    -             (286)
   Cash dividends paid                                                                        (167)            (167)
                                                                                     -------------    -------------

                                                             NET CASH PROVIDED BY
                                                             FINANCING ACTIVITIES            1,213            1,569
                                                                                     -------------    -------------

                                                             NET INCREASE IN CASH
                                                             AND CASH EQUIVALENTS              765              353

CASH AND CASH EQUIVALENTS, BEGINNING                                                         1,994            3,537
                                                                                     -------------    -------------

                                                CASH AND CASH EQUIVALENTS, ENDING    $       2,759    $       3,890
                                                                                     =============    =============

See accompanying notes.

                      Century Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three months ended September 30, 2000 and 1999, in conformity with generally accepted accounting principles. The financial statements include the accounts of Century Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Home Savings, Inc., SSB ("Home Savings" or the "Bank"). Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company's annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B - NET INCOME PER SHARE

Net income per share has been computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. In accordance with generally accepted accounting principles, management recognition plan shares and employee stock ownership plan shares are only considered outstanding for the basic earnings per share calculations when they are earned or committed to be released. Outstanding options and unearned shares in the management recognition plan had no dilutive effect for the three months ended September 30, 2000 and 1999.

NOTE C - PENDING ACQUISITION OF THE COMPANY

On October 20, 2000, the Company's Board of Directors announced the execution of a definitive merger agreement (the "agreement") regarding a merger of Century Bancorp, Inc. ("Century") with and into First Bancorp, the holding company for First Bank of Troy, North Carolina. The terms of this agreement provide that the shareholders of Century will have the option to receive either $20.00 in cash or
1.333 shares of First Bancorp common stock for each share of Century common stock that they own. This election is subject to the requirement that, subject to certain possible adjustments that may be necessary to achieve the intended tax treatment, 60% of Century's shares outstanding will be exchanged for cash and 40% of Century's shares outstanding will be exchanged for shares of First Bancorp stock. To the extent that Century shareholders elect to receive more than the aggregate stock or cash consideration permitted by the agreement, pro rata allocations will be made. Century has filed a Current Report on Form 8-K, dated October 19, 2000, regarding this matter.

Item 2 - Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations
         ---------------------

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

Comparison of Financial Condition at September 30, 2000 and June 30, 2000

Consolidated total assets increased by $1.9 million during the three months ended September 30, 2000, from $100.5 million at June 30, 2000 to $102.4 million at September 30, 2000. Increases of $535,000 and $1.0 million, respectively, in deposit accounts and Federal Home Loan Bank advances were the principal sources of funding for increases of $246,000, $519,000 and $1.1 million, respectively, in cash, interest-bearing balances in other banks, and loans receivable. There have been no significant changes in the nature of the Company's operations during the three months ended September 30, 2000 as compared with the three months ended September 30, 1999.

Total stockholders' equity was $18.1 million at September 30, 2000, as compared with $17.9 million at June 30, 2000, an increase of $283,000. Stockholders' equity was increased during the quarter principally as a result of amortization of unearned compensation of $142,000 and an increase of $145,000 in accumulated other comprehensive income, representing an increase in the net unrealized gain on available for sale securities. Net income of $183,000 was sufficient to fund the regular quarterly dividend which aggregated $167,000 or $.17 per share. At September 30, 2000, both the Holding Company and the Bank continued to significantly exceed all applicable regulatory capital requirements.

Comparison of Results of Operations for the Three Months Ended
September 30, 2000 and 1999

Net Income. Net income for the quarter ended September 30, 2000 was $183,000 or $.19 per share, as compared with net income of $242,000, or $.25 per share, for the three months ended September 30, 1999. This decrease in net income is principally attributable to a decrease of $95,000 in net interest income. While there have been no significant changes in the nature of the Company's operations during the three months ended September 30, 2000 as compared with the three months ended September 30, 1999, interest rates have increased during the past year. Since the Company's cost of funds generally increase more quickly than its yield on assets during periods of rising interest rates, the Company's net interest income has been negatively impacted.

Net Interest Income. Net interest income was $705,000 for the quarter ended September 30, 2000 as compared with $801,000 for the corresponding quarter of the previous fiscal year, a decrease of $95,000. The Company's average balance of net interest earning assets (average interest earning assets minus average interest bearing liabilities) was $1.1 million lower during the current quarter. However, because of the overall increase in interest rates, the average yield on interest earning assets increased by only 10 basis points while the average cost of interest bearing liabilities increased by 87 basis points, resulting in the decrease in net interest income identified above.

Provision for Loan Losses. The provision for loan losses was $5,000 and $4,000, respectively, for the quarters ended September 30, 2000 and 1999. There were no loan charge-offs during either period. Nonaccrual loans aggregated $349,000 at September 30, 2000, while the allowance for loan losses totaled $591,000 at that date.

General and Administrative Expenses. General and administrative expenses slightly decreased to $423,000 for the quarter ended September 30, 2000 as compared with $424,000 for the quarter ended September 30, 1999, a decrease of $1,000.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 36.2% and 36.5% for the three months ended September 30, 2000 and 1999, respectively.

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

As a North Carolina-chartered savings bank, Home Savings must maintain liquid assets equal to at least 10% of assets. The computation of liquidity under North Carolina regulations allows the inclusion of mortgage-backed securities and investments with readily marketable value, including investments with maturities in excess of five years. Home Savings' liquidity ratio at September 30, 2000, as computed under North Carolina regulations, was approximately 11.3%. On a consolidated basis, liquid assets represented 11.6% of total assets. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

As a North Carolina-chartered savings bank, Home Savings is subject to the capital requirements of the Federal Deposit Insurance Corporation ("FDIC") and the North Carolina Administrator of Savings Institutions ("N. C. Administrator"). The FDIC requires state-chartered savings banks to have a minimum leverage ratio of Tier I capital (principally consisting of common shareholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain intangible assets) to total assets of at least 3%; provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and
(ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the state minimum. The FDIC also requires Home Savings to have a ratio of total capital to risk-weighted assets of at least 8%, of which at least 4% must be comprised of Tier I capital. The N. C. Administrator requires a net worth equal to at least 5% of total assets. At September 30, 2000, Home Savings exceeded the capital requirements of both the FDIC and the N. C. Administrator.

Part II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits.

                (27)  Financial data schedule

           (b)  Reports on Form 8-K.

                No reports on Form 8-K were filed by the Bank during the quarter ended September 30, 2000.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   CENTURY BANCORP, INC.


Date:   November 7, 2000           By:   /s/ James G. Hudson, Jr.
                                         ------------------------------------
                                         James G. Hudson, Jr.
                                         Chief Executive Officer



Date:   November 7, 2000           By:   /s/ Drema A. Michael
                                         ------------------------------------
                                         Drema A. Michael
                                         Chief Financial Officer