Form 10QSB
period 2000-12-31
CENTURY BANCORP INC /NC
filed 2001-01-31
CIK 1019055

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB


                [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2000


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__
                                                                       ---

As of January 19, 2001, 1,105,019 shares of the issuer's common stock, no par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 11 pages.

                                                                                                    Page No.
                                                                                                    --------
Part I.   FINANCIAL INFORMATION

Item 1 -  Financial Statements (Unaudited)

               Consolidated Statements of Financial Condition
               December 31, 2000 and June 30, 2000..................................................     3

               Consolidated Statements of Operations
               Three Months and Six Months Ended
               December 31, 2000 and 1999...........................................................     4

               Consolidated Statements of Cash Flows
               Three Months and Six Months Ended
               December 31, 2000 and 1999...........................................................     5

               Notes to Consolidated Financial Statements...........................................     6

Item 2 -  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.................................................................     7

Part II.  Other Information

               Item 4.  Submission of Matters to a Vote of Security Holders.........................    10

               Item 6.  Exhibits and Reports on Form 8-K............................................    10

Part I.  FINANCIAL INFORMATION
Item 1 - Financial Statements
-----------------------------

                     Century Bancorp, Inc. and Subsidiary
                Consolidated Statements of Financial Condition
================================================================================

                                                                        December 31,
                                                                      2000      June 30,
ASSETS                                                             (Unaudited)    2000 *
                                                                   ----------   --------
                                                                      (In Thousands)
Cash on hand and in banks                                            $  1,610   $  1,105
Interest-bearing balances in other banks                                  994        889
Investment securities available for sale, at fair value                 4,908      4,737
Investment securities held to maturity, at amortized cost               4,336      4,433
Loans receivable, net                                                  90,750     87,254
Accrued interest receivable                                               563        504
Premises and equipment, net                                               631        621
Stock in the Federal Home Loan Bank, at cost                              734        734
Other assets                                                              376        265
                                                                     --------   --------
                                              TOTAL ASSETS           $104,902   $100,542
                                                                     ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Deposit accounts                                                    $ 72,937   $ 73,846
 Advances from Federal Home Loan Bank                                  12,500      8,000
 Accrued interest payable                                                 216        142
 Advance payments by borrowers for property taxes and insurance           146        233
 Accrued expenses and other liabilities                                   607        453
                                                                     --------   --------

                                         TOTAL LIABILITIES             86,406     82,674
                                                                     --------   --------
STOCKHOLDERS' EQUITY
 Preferred stock, no par value, 5,000,000 shares
  authorized, no shares issued and outstanding                              -          -
 Common stock, 20,000,000 shares authorized;
  1,105,019 shares issued and outstanding                               8,113      8,099
 ESOP loan and unearned compensation                                   (2,035)    (2,285)
 Retained earnings, substantially restricted                           11,783     11,734
 Accumulated other comprehensive income                                   635        320
                                                                     --------   --------
                                TOTAL STOCKHOLDERS' EQUITY             18,496     17,868
                                                                     --------   --------
                                     TOTAL LIABILITIES AND
                                      STOCKHOLDERS' EQUITY           $104,902   $100,542
                                                                     ========   ========

* Derived from audited financial statements

See accompanying notes.

                     Century Bancorp, Inc. and Subsidiary
               Consolidated Statements of Operations (Unaudited)
================================================================================

                                            Three Months Ended    Six Months Ended
                                                December 31,         December 31,
                                            ------------------    ------------------
                                              2000      1999         2000     1999
                                            --------  --------    --------  --------
                                              (In Thousands Except Per Share Data)
INTEREST INCOME
 Loans                                      $  1,735  $  1,515     $  3,425  $  3,016
 Investments and deposits in other banks         173       196          333       393
                                            --------  --------     --------  --------

                  TOTAL INTEREST INCOME        1,908     1,711        3,758     3,409
                                            --------  --------     --------  --------

INTEREST EXPENSE
 Deposit accounts                                985       894        1,982     1,774
 Borrowings                                      178        41          325        58
                                            --------  --------     --------  --------

                 TOTAL INTEREST EXPENSE        1,163       935        2,307     1,832
                                            --------  --------     --------  --------

                    NET INTEREST INCOME          745       776        1,451     1,577

PROVISION FOR LOAN LOSSES                          4         5            9         9
                                            --------  --------     --------  --------

              NET INTEREST INCOME AFTER
              PROVISION FOR LOAN LOSSES          741       771        1,442     1,568
                                            --------  --------     --------  --------

OTHER INCOME
                                                   8        12           17        20
                                            --------  --------     --------  --------
GENERAL AND ADMINISTRATIVE EXPENSES
 Compensation and benefits                       291       284          568       558
 Occupancy                                        21        21           41        42
 Data processing expenses                         29        30           59        60
 Federal deposit insurance premiums                3        11            7        21
 Other expenses                                   99        84          191       173
                                            --------  --------     --------  --------

                      TOTAL GENERAL AND
                ADMINISTRATIVE EXPENSES          443       430          866       854
                                            --------  --------     --------  --------

                          INCOME BEFORE
                           INCOME TAXES          306       353          593       734

PROVISION FOR INCOME TAXES                       106       127          210       266
                                            --------  --------     --------  --------

                             NET INCOME     $    200  $    226     $    383  $    468
                                            ========  ========     ========  ========

NET INCOME PER COMMON SHARE
 Basic and diluted                          $    .20  $    .24     $    .39  $    .48
                                            ========  ========     ========  ========

 Weighted average shares outstanding         982,221   937,877      979,971   965,305
                                            ========  ========     ========  ========

DIVIDENDS DECLARED
 PER COMMON SHARE                           $   0.17  $   0.17     $    .34  $    .34
                                            ========  ========     ========  ========

See accompanying notes.

                      Century Bancorp, Inc. and Subsidiary
               Consolidated Statements of Cash Flows (Unaudited)
================================================================================

                                                                                             Six Months Ended
                                                                                                December 31,
                                                                                            ------------------
                                                                                              2000      1999
                                                                                            --------  --------
                                                                                               (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                                 $   383   $   468
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                                   22        20
  Deferred compensation                                                                          11        11
  Amortization of discounts and premiums on securities                                           (1)        3
  Provision for loan losses                                                                       9         9
  Amortization of unearned stock compensation                                                   285       282
  Change in assets and liabilities:
   Decrease (increase) in accrued interest receivable                                           (59)       11
   Increase in accrued interest payable                                                          74        15
   Other                                                                                       (130)       18
                                                                                            -------   -------
                                                                 NET CASH PROVIDED BY
                                                                 OPERATING ACTIVITIES           594       837
                                                                                            -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of available for sale investment securities                                            -      (500)
 Proceeds from sales, maturities and calls of:
  Available for sale investment securities                                                      344     1,466
  Held to maturity investment securities                                                        101     1,085
 Net increase in loans                                                                       (3,505)   (3,877)
 Purchases of property and equipment                                                            (32)       (2)
                                                                                            -------   -------
                                                                     NET CASH USED BY
                                                                 INVESTING ACTIVITIES        (3,092)   (1,828)
                                                                                            -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net decrease in demand deposits                                                                 (9)     (843)
 Net decrease in certificate accounts                                                          (900)     (557)
 Increase in advances form FHLB                                                               4,500     2,000
 Decrease in advances from borrowers                                                            (87)      (88)
 Repurchase of common stock                                                                       -      (363)
 Costs incurred in connection with pending merger                                               (62)        -
 Cash dividends paid                                                                           (334)     (328)
                                                                                            -------   -------
                                                             NET CASH PROVIDED (USED)
                                                              BY FINANCING ACTIVITIES         3,108      (179)
                                                                                            -------   -------

                                                           NET INCREASE (DECREASE) IN           610    (1,170)
                                                            CASH AND CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING                                                          1,994     3,537
                                                                                            -------   -------
                                                    CASH AND CASH EQUIVALENTS, ENDING       $ 2,604   $ 2,367
                                                                                            =======   =======

See accompanying notes.

                     Century Bancorp, Inc. and Subsidiary
                  Notes to Consolidated Financial Statements
================================================================================

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six months ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles. The financial statements include the accounts of Century Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Home Savings, Inc., SSB ("Home Savings" or the "Bank"). Operating results for the three and six months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company's annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B - NET INCOME PER SHARE

Net income per share has been computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. In accordance with generally accepted accounting principles, management recognition plan shares and employee stock ownership plan shares are only considered outstanding for the basic earnings per share calculations when they are earned or committed to be released. Outstanding options and unearned shares in the management recognition plan had no dilutive effect for the three months and six ended December 31, 2000 and 1999.

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

Comparison of Financial Condition at December 31, 2000 and June 30, 2000

Consolidated total assets increased by $4.4 million during the six months ended December 31, 2000, from $100.5 million at June 30, 2000 to $104.9 million at December 31, 2000. This growth resulted from growth of $3.5 million in loans receivable, which increased from $87.3 million at June 30, 2000 to $90.8 million at December 31, 2000. During the six-month period proceeds of $4.5 million from Federal Home Loan Bank advances provided the principal source of funding for the growth in loans and for a reduction of $909,000 in deposits.

Total stockholders' equity was $18.5 million at December 31, 2000, as compared with $17.9 million at June 30, 2000, an increase of $628,000. Stockholders' equity was increased during the six months as a result of net income of $383,000, amortization of unearned compensation of $285,000 and an increase in the value of investment securities available for sale, net of taxes, of $315,000. These increases were offset by regular quarterly dividends aggregating $334,000 or $.34 per share. At December 31, 2000, both the Holding Company and the Bank continued to significantly exceed all applicable regulatory capital requirements.

Comparison of Results of Operations for the Three Months Ended December 31, 2000 and 1999

Net Income. Net income for the quarter ended December 31, 2000 was $200,000 or $.20 per share, as compared with net income of $226,000, or $.24 per share, for the three months ended December 31, 1999. Net income decreased by $26,000 principally as a result of a decrease of $31,000 in net interest income and an increase of $13,000 general and administrative expenses. In addition, the lower net income per share for the three months ended December 31, 2000 was also impacted by the release of employee stock option plan shares and the vesting of the management recognition plan shares. These factors caused an increase in the weighted average shares outstanding during the three months ended December 31, 2000 as compared with the three months ended December 31, 1999.

Net Interest Income. Net interest income was $745,000 for the quarter ended December 31, 2000 as compared with $776,000 for the corresponding quarter of the previous fiscal year, a decrease of $31,000. This decrease resulted principally from the increasing trend in interest rates over the last year that caused a decline in the Company's net interest margin. Because the Company's interest-bearing liabilities generally respond more quickly to interest rate changes than do its interest-earning assets, the average cost of interest bearing liabilities was 67 basis points higher during the current quarter, while its average yield on interest-earning assets rose by only 19 basis points.

Provision for Loan Losses. The provision for loan losses was $4,000 and $5,000, respectively, for the quarters ended December 31, 2000 and 1999. There were no loan charge-offs during either period. Nonaccrual loans aggregated $243,000 at December 31, 2000, while the allowance for loan losses totaled $595,000 at that date.

General and Administrative Expenses. General and administrative expenses increased by $13,000 or 3% to $443,000 for the quarter ended December 31, 2000 as compared with $430,000 for the quarter ended December 31, 1999. This overall increase is considered to be principally inflationary in nature.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 34.6% and 35.9% for the three months ended December 31, 2000 and 1999, respectively.

Comparison of Results of Operations for the Six months Ended December 31, 2000 and 1999

Net Income. Net income for the six months ended December 31, 2000 was $383,000 or $.39 per share, as compared with net income of $468,000, or $.48 per share, for the six months ended December 31, 1999. Net income decreased by $85,000 principally as a result of a decrease of $126,000 in net interest income. In addition, the lower net income per share for the six months ended December 31, 2000 was also impacted by the release of employee stock option plan shares and the vesting of the management recognition plan shares. These factors caused an increase in the weighted average shares outstanding during the six months ended December 31, 2000 as compared with the six months ended December 31, 1999.

Net Interest Income. Net interest income was $1.5 million for the six months ended December 31, 2000 as compared with $1.6 million, for the corresponding six months of the previous fiscal year, a decrease of $126,000. This decrease resulted principally from the increasing trend in interest rates over the last year that caused a decline in the Company's net interest margin. Because the Company's interest-bearing liabilities generally respond more quickly to interest rate changes than do its interest-earning assets, the average cost of interest bearing liabilities was 77 basis points higher during the current six months, while its average yield on interest-earning assets rose by only 13 basis points.

Provision for Loan Losses. The provision for loan losses was $9,000 for each of the six month periods ended December 31, 2000 and 1999. There were no loan charge-offs during either period. Nonaccrual loans aggregated $243,000 at December 31, 2000, while the allowance for loan losses totaled $595,000 at that date.

General and Administrative Expenses. General and administrative expenses increased by $12,000, or less than 2%, to $866,000 for the six months ended December 31, 2000 as compared with $854,000 for the six months ended December 31, 1999. This overall increase is considered to be principally inflationary in nature.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 35.4% and 36.2% for the six months ended December 31, 2000 and 1999, respectively.

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

As a North Carolina-chartered savings bank, Home Savings must maintain liquid assets equal to at least 10% of assets. The computation of liquidity under North Carolina regulations allows the inclusion of mortgage-backed securities and investments with readily marketable value, including investments with maturities in excess of five years. Home Savings' liquidity ratio at December 31, 2000, as computed under North Carolina regulations, was approximately 10.8%. On a consolidated basis, liquid assets represented 11.3% of total assets. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

As a North Carolina-chartered savings bank, Home Savings is subject to the capital requirements of the Federal Deposit Insurance Corporation ("FDIC") and the North Carolina Administrator of Savings Institutions ("N. C. Administrator"). The FDIC requires state-chartered savings banks to have a minimum leverage ratio of Tier I capital (principally consisting of common shareholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain intangible assets) to total assets of at least 3%; provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and
(ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the state minimum. The FDIC also requires Home Savings to have a ratio of total capital to risk-weighted assets of at least 8%, of which at least 4% must be comprised of Tier I capital. The N. C. Administrator requires a net worth equal to at least 5% of total assets. At December 31, 2000, Home Savings exceeded the capital requirements of both the FDIC and the N. C. Administrator.

Part II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Stockholders was held on November 21, 2000. Of 1,105,019 shares entitled to vote at the meeting, 972,696 shares voted. The following matters were voted on at the meeting:

                                                                              Number of Votes
                                                              ----------------------------------------------
                                                                For       Against     Withheld     Abstain
                                                              -------   -----------  ----------  -----------
           1.   Election of directors:
                    Henry H. Darr                             965,496             -     7,200             -
                    James G. Hudson, Jr.                      965,496             -     7,200             -
                    John R. Hunnicutt                         965,496             -     7,200             -
                    F. Stewart Kennedy                        964,896             -     7,800             -
                    Milton T. Riley, Jr.                      965,496             -     7,200             -

          2.   Ratification of Dixon Odom
               PLLC to serve as independent
               auditor for the year ending
               June 30, 2001                                  964,446         1,200         -         7,050

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

               None

          (b)  Reports on Form 8-K.

               One report on Form 8-K was filed by the Company during the quarter ended December 31, 2000 to disclose the Company's pending acquisition as discussed in Note C to the accompanying financial statements.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        CENTURY BANCORP, INC.


Date:   January 30, 2001                By:   /s/ James G. Hudson, Jr.
                                           --------------------------------
                                               James G. Hudson, Jr.
                                               Chief Executive Officer



Date:   January 30, 2001                By:   /s/ Drema A. Michael
                                           --------------------------------
                                               Drema A. Michael
                                               Chief Financial Officer