Form 10QSB
period 2001-03-31
CENTURY BANCORP INC /NC
filed 2001-05-08
CIK 1019055

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


                [X] Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2001


                    [ ] Transition Report Under Section 13
                         or 15(d) of the Exchange Act

          For the transition period ended  _________________________


                 Commission File Number       000-21881
                                        ---------------------


                             CENTURY BANCORP, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


            North Carolina                                56-1981518
--------------------------------------       -----------------------------------
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes  X   No ____
    -----

As of May 1, 2001, 1,105,019 shares of the issuer's common stock, no par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 11 pages.

                                                                                                        Page No.
                                                                                                        --------
Part I.     FINANCIAL INFORMATION

Item 1 -    Financial Statements (Unaudited)

                 Consolidated Statements of Financial Condition
                 March 31, 2001 and June 30, 2000.....................................................      3

                 Consolidated Statements of Operations
                 Three Months and Nine Months Ended
                 March 31, 2001 and 2000..............................................................      4

                 Consolidated Statements of Cash Flows
                 Three Months and Nine Months Ended
                 March 31, 2001 and 2000..............................................................      5

                 Notes to Consolidated Financial Statements...........................................      6

Item 2 -   Management's Discussion and Analysis of Financial Condition and Results of Operations......      7

Part II.   Other Information

                 Item 6.  Exhibits and Reports on Form 8-K............................................     10

Part I.  Financial Information
Item 1 - Financial Statements
-----------------------------

                     Century Bancorp, Inc. and Subsidiary
                Consolidated Statements of Financial Condition
--------------------------------------------------------------------------------

                                                                                       March 31,
                                                                                         2001             June 30,
ASSETS                                                                                (Unaudited)          2000 *
                                                                                     ------------      ------------
                                                                                             (In Thousands)
Cash on hand and in banks                                                           $       1,742      $      1,105
Interest-bearing balances in other banks                                                    4,416               889
Investment securities available for sale, at fair value                                     4,804             4,737
Investment securities held to maturity, at amortized cost                                   3,499             4,433
Loans receivable, net                                                                      89,811            87,254
Accrued interest receivable                                                                   517               504
Premises and equipment, net                                                                   620               621
Stock in the Federal Home Loan Bank, at cost                                                  844               734
Other assets                                                                                  373               265
                                                                                    -------------     -------------

                                                                    TOTAL ASSETS    $     106,626     $     100,542
                                                                                    =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposit accounts                                                                 $      73,380     $      73,846
   Advances from Federal Home Loan Bank                                                    13,500             8,000
   Accrued interest payable                                                                   267               142
   Advance payments by borrowers for property taxes and insurance                             199               233
   Accrued expenses and other liabilities                                                     623               453
                                                                                    -------------     -------------

                                                               TOTAL LIABILITIES           87,969            82,674
                                                                                    -------------     -------------

STOCKHOLDERS' EQUITY
   Preferred stock, no par value, 5,000,000 shares
    authorized, no shares issued and outstanding                                                -                 -
   Common stock, 20,000,000 shares authorized;
    1,105,019 shares issued and outstanding                                                 8,150             8,099
   ESOP loan and unearned compensation                                                     (1,939)           (2,285)
   Retained earnings, substantially restricted                                             11,825            11,734
   Accumulated other comprehensive income                                                     621               320
                                                                                    -------------     -------------

                                                      TOTAL STOCKHOLDERS' EQUITY           18,657            17,868
                                                                                    -------------     -------------

                                                           TOTAL LIABILITIES AND
                                                            STOCKHOLDERS' EQUITY    $     106,626     $     100,542
                                                                                    =============     =============

* Derived from audited financial statements


See accompanying notes

                     Century Bancorp, Inc. and Subsidiary
               Consolidated Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                          Three Months Ended               Nine Months Ended
                                                               March 31,                       March 31,
                                                    -----------------------------    ------------------------------
                                                         2001            2000            2001             2000
                                                    ------------     ------------    -------------    -------------
                                                                 (In Thousands Except Per Share Data)
INTEREST INCOME
   Loans                                            $      1,747     $      1,538    $       5,172    $       4,554
   Investments and deposits in other banks                   146              183              479              576
                                                    ------------     ------------    -------------    -------------

                          TOTAL INTEREST INCOME            1,893            1,721            5,651            5,130
                                                    ------------     ------------    -------------    -------------

INTEREST EXPENSE
   Deposit accounts                                          944              863            2,926            2,637
   Borrowings                                                192               49              517              107
                                                    ------------     ------------    -------------    -------------

                         TOTAL INTEREST EXPENSE            1,136              912            3,443            2,744
                                                    ------------     ------------    -------------    -------------


                            NET INTEREST INCOME              757              809            2,208            2,386


PROVISION FOR LOAN LOSSES                                      4                5               13               14
                                                    ------------     ------------    -------------    -------------


                      NET INTEREST INCOME AFTER
                      PROVISION FOR LOAN LOSSES              753              804            2,195            2,372
                                                    ------------     ------------    -------------    -------------

OTHER INCOME
                                                              14               12               31               32
                                                    ------------     ------------    -------------    -------------
GENERAL AND ADMINISTRATIVE EXPENSES
   Compensation and benefits                                 299              310              867              868
   Occupancy                                                  23               26               64               68
   Data processing expenses                                   33               34               92               94
   Federal deposit insurance premiums                          4                4               11               25
   Other expenses                                             57               85              248              258
                                                    ------------     ------------    -------------    -------------

                              TOTAL GENERAL AND
                        ADMINISTRATIVE EXPENSES              416              459            1,282            1,313
                                                    ------------     ------------    -------------    -------------

                                  INCOME BEFORE
                                   INCOME TAXES              351              357              944            1,091

PROVISION FOR INCOME TAXES                                   142              131              352              397
                                                    ------------     ------------    -------------    -------------

                                     NET INCOME     $        209     $        226    $         592    $         694
                                                    ============     ============    =============    =============

NET INCOME PER COMMON SHARE
   Basic and diluted                                $        .21     $        .24    $         .60    $         .72
                                                    ============     ============    =============    =============

   Weighted average shares outstanding                   997,284          958,724          985,742          961,685
                                                    ============     ============    =============    =============

DIVIDENDS DECLARED
   PER COMMON SHARE                                 $        .17     $        .17    $         .51    $         .51
                                                    ============     ============    =============    =============

See accompanying notes.

                     Century Bancorp, Inc. and Subsidiary
               Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                            Nine Months Ended
                                                                                               March 31,
                                                                                     ------------------------------
                                                                                         2001             2000
                                                                                     -------------    -------------
                                                                                             (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                        $         592    $         694
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                               33               29
     Deferred compensation                                                                      16               17
     Amortization of discounts and premiums on securities                                       (2)               2
     Provision for loan losses                                                                  13               14
     Amortization of unearned stock compensation                                               418              429
     Change in assets and liabilities:
       (Increase) decrease in accrued interest receivable                                      (13)              31
       Increase in accrued interest payable                                                    125               28
       Other                                                                                   (90)               9
                                                                                     -------------    -------------

                                                             NET CASH PROVIDED BY
                                                             OPERATING ACTIVITIES            1,092            1,253
                                                                                     -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of available for sale investment securities                                         -           (1,000)
   Proceeds from sales, maturities and calls of:
     Available for sale investment securities                                                  424            2,161
     Held to maturity investment securities                                                    940            1,117
   Net increase in loans                                                                    (2,570)          (7,310)
   Purchases of property and equipment                                                         (32)              (7)
   Purchase of Federal Home Loan Bank stock                                                   (110)             (60)
                                                                                     -------------    -------------

                                                                 NET CASH USED BY
                                                             INVESTING ACTIVITIES           (1,348)          (5,099)
                                                                                     -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in demand deposits                                                    6              (58)
   Net decrease in certificate accounts                                                       (472)            (897)
   Increase in advances form FHLB                                                            5,500            4,000
   Decrease in advances from borrowers                                                         (34)             (25)
   Repurchase of common stock                                                                    -             (389)
   Costs incurred in connection with pending merger                                            (79)               -
   Cash dividends paid                                                                        (501)            (496)
                                                                                     -------------    -------------

                                                             NET CASH PROVIDED BY
                                                             FINANCING ACTIVITIES            4,420            2,135
                                                                                     -------------    -------------

                                                       NET INCREASE (DECREASE) IN
                                                        CASH AND CASH EQUIVALENTS            4,164           (1,711)

CASH AND CASH EQUIVALENTS, BEGINNING                                                         1,994            3,537
                                                                                     -------------    -------------

                                                 CASH AND CASH EQUIVALENTS, ENDING   $       6,158    $       1,826
                                                                                     =============    =============

                     Century Bancorp, Inc. and Subsidiary
                  Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------


NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine months ended March 31, 2001 and 2000, in conformity with generally accepted accounting principles. The financial statements include the accounts of Century Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Home Savings, Inc., SSB ("Home Savings" or the "Bank"). Operating results for the three and nine months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company's annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B - NET INCOME PER SHARE

Net income per share has been computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. In accordance with generally accepted accounting principles, employee stock ownership plan shares are only considered outstanding for earnings per share calculations when they are earned or committed to be released. Outstanding options had no dilutive effect for the three and nine months ended March 31, 2001 and 2000.

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

All regulatory approvals have been received, and this transaction is expected to close in the second calendar quarter of 2001.

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

Comparison of Financial Condition at March 31, 2001 and June 30, 2000

Consolidated total assets increased by $6.1 million during the nine months ended March 31, 2001, from $100.5 million at June 30, 2000 to $106.6 million at March 31, 2001. This growth reflects an increase of $2.5 million in loans receivable, which increased from $87.3 million at June 30, 2000 to $89.8 million at March 31, 2001, as well as an increase of $3.5 million in interest-earning deposits in other banks. During the nine-month period proceeds of $5.5 million from Federal Home Loan Bank advances provided the principal source of funding for asset growth.

Total stockholders' equity was $18.7 million at March 31, 2001, as compared with $17.9 million at June 30, 2000, an increase of $789,000. Stockholders' equity was increased during the nine months as a result of net income of $592,000, amortization of unearned compensation of $418,000 and an increase in the value of investment securities available for sale, net of taxes, of $301,000. These increases were offset by regular quarterly dividends aggregating $501,000 or $.51 per share. At March 31, 2001, both the Holding Company and the Bank continued to significantly exceed all applicable regulatory capital requirements.

Comparison of Results of Operations for the Three Months Ended March 31, 2001 and 2000

Net Income. Net income for the quarter ended March 31, 2001 was $209,000 or $.21 per share, as compared with net income of $226,000, or $.24 per share, for the three months ended March 31, 2000. Net income decreased by $17,000 principally as a result of a decrease of $52,000 in net interest income, a decrease of $43,000 in general and administrative expenses, and an increase of $11,000 in income tax expense.

Net Interest Income. Net interest income was $757,000 for the quarter ended March 31, 2001 as compared with $809,000 for the corresponding quarter of the previous fiscal year, a decrease of $52,000. This decrease resulted principally from lingering effects of the increasing trend in interest rates during calendar 2000 that caused a decline in the Company's net interest margin. Because the Company's interest-bearing liabilities generally respond more quickly to interest rate changes than do its interest-earning assets, the average cost of interest-bearing liabilities was 55 basis points higher during the current quarter, while the average yield on interest-earning assets was essentially unchanged.

Provision for Loan Losses. The provision for loan losses was $4,000 and $5,000, respectively, for the quarters ended March 31, 2001 and 2000. There were no loan charge-offs during either period. Nonaccrual loans aggregated $432,000 at March 31, 2001, while the allowance for loan losses totaled $600,000 at that date.

General and Administrative Expenses. General and administrative expenses decreased by $43,000 or 9% to $416,000 for the quarter ended March 31, 2001 as compared with $459,000 for the quarter ended March 31, 2000, reflecting decreases of $11,000 and $28,000, respectively, compensation and benefits and in other general and administrative expenses.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 40.5% and 36.7% for the three months ended March 31, 2001 and 2000, respectively.


Comparison of Results of Operations for the Nine months Ended March 31, 2001 and 2000

Net Income. Net income for the nine months ended March 31, 2001 was $592,000 or $.60 per share, as compared with net income of $694,000, or $.72 per share, for the nine months ended March 31, 2000. Net income decreased by $102,000 principally as a result of a decrease of $178,000 in net interest income.

Net Interest Income. Net interest income was $2.2 million for the nine months ended March 31, 2001 as compared with $2.4 million, for the corresponding nine months of the previous fiscal year, a decrease of $178,000. This decrease resulted principally from the increasing trend in interest rates over calendar year 2000 that caused a decline in the Company's net interest margin. Because the Company's interest-bearing liabilities generally respond more quickly to interest rate changes than do its interest-earning assets, the average cost of interest-bearing liabilities was 69 basis points higher during the current nine months, while the average yield on interest-earning assets rose by only 10 basis points.

Provision for Loan Losses. The provision for loan losses was $13,000 and $14,000, respectively, for the nine months ended March 31, 2001 and 2000. There were no loan charge-offs during either period. Nonaccrual loans aggregated $432,000 at March 31, 2001, while the allowance for loan losses totaled $595,000 at that date.

General and Administrative Expenses. General and administrative expenses decreased by $31,000, or approximately 2%, to $1,282,000 for the nine months ended March 31, 2001 as compared with $1,313,000 for the nine months ended March 31, 2000, as the Company experienced small declines in all categories of general and administrative expenses.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 37.3% and 36.4% for the nine months ended March 31, 2001 and 2000, respectively.

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

As a North Carolina-chartered savings bank, Home Savings must maintain liquid assets equal to at least 10% of assets. The computation of liquidity under North Carolina regulations allows the inclusion of mortgage-backed securities and investments with readily marketable value, including investments with maturities in excess of five years. Home Savings' liquidity ratio at March 31, 2001, as computed under North Carolina regulations, was approximately 12.3%. On a consolidated basis, liquid assets represented 13.6% of total assets. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

As a North Carolina-chartered savings bank, Home Savings is subject to the capital requirements of the Federal Deposit Insurance Corporation ("FDIC") and the North Carolina Administrator of Savings Institutions ("N. C. Administrator"). The FDIC requires state-chartered savings banks to have a minimum leverage ratio of Tier I capital (principally consisting of common shareholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain intangible assets) to total assets of at least 3%; provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and
(ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the state minimum. The FDIC also requires Home Savings to have a ratio of total capital to risk-weighted assets of at least 8%, of which at least 4% must be comprised of Tier I capital. The N. C. Administrator requires a net worth equal to at least 5% of total assets. At March 31, 2001, Home Savings exceeded the capital requirements of both the FDIC and the N. C. Administrator.

Part II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits.

                 None

            (b)  Reports on Form 8-K.

                 None.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        CENTURY BANCORP, INC.


Date:   May 3, 2001                By:   /s/ James G. Hudson, Jr.
                                         ---------------------------------------
                                         James G. Hudson, Jr.
                                         Chief Executive Officer



Date:   May 3, 2001                By:   /s/ Drema A. Michael
                                         ---------------------------------------
                                         Drema A. Michael
                                         Chief Financial Officer